Form 10-Q
period 1996-04-30
USA GROWTH INC
filed 1996-06-18
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                                        or

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No.: 0-20277

                                                U.S.A. GROWTH INC.
                          (Exact name of small business issuer in its charter)

                  DELAWARE                                         11-2872782
         (State or jurisdiction of                           (I.R.S. Employer
         incorporation or organization)                     Identification No.)

                             900 West 190th Street, New York, New York 10040
                                     (Address of Principal executive offices)

                                     Issuer's telephone number: (212) 568-7307

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.              Yes  [x]         No  [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of January 31, 1996, is 10,970,000 shares.

                                                U.S.A. GROWTH INC.

                                                       INDEX

                                                           Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - April 30, 1996
         (unaudited)                                                    3

         Statements of Operations -
           Nine Months Ended April 30, 1996
            and 1995 and Cumulative                                     4
            From Inception to April 30, 1996
            (unaudited)
           Three Months Ended April 30, 1996                            5
            and 1995 and Cumulative
            From Inception to April 30, 1996
            (unaudited)

         Statements of Cash Flows -
           Nine Months Ended April 30, 1996                             6
            and 1995 and Cumulative
            From Inception to April 30, 1996
            (unaudited)
           Three Months Ended April 30, 1996                              7
            and 1995 and Cumulative
            From Inception to April 30, 1996
            (unaudited)


         Notes to Financial Statements                                    8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of operations                                  10

PART II.          OTHER INFORMATION                                       12

                                                 U.S.A GROWTH INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEET
                                                  April 30, 1996
                                                    (Unaudited)


                                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                           $ 26,787
  Money Market Mutual Funds                                            362,862
  Income taxes receivable                                                  666
                                                                       --------

         Total current assets                                          $390,315

                                        LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                                    $  2,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share,
  authorized 100,000 shares, issued
  10,970,000 shares                                                    $ 10,970
  capital in excess of par value                                        712,973
  Deficit accumulated during development
  stage                                                                (335,628)
                                                                       ---------
         Total stockholders' equity                           388,315
                                                             $390,315

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                    Cumulative
                                                                August 14, 1987
                                                             (Date of Inception)
                                                                       to
                                                                 April 30, 1996

INTEREST AND DIVIDEND INCOME                                 $   187,241
                                                               -----------
EXPENSES:  Selling, general and
  administrative                                             $   237,986
  Expenses incurred as a result
  of rescinded investment                                        270,734
                                                               -----------
                                                                 508,720

INCOME (LOSS) BEFORE INCOME TAXES                               (321,179)
                                                               ------------

INCOME TAXES:
  Federal                                                          3,739
  State                                                           10,410
                                                                  14,149

NET LOSS                                                         ($335,628)
                                                                =============

NET LOSS PER SHARE OF COMMON STOCK

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                         Nine Months Ended
                                                               April 30

                                               1996                     1995


INTEREST AND DIVIDEND INCOME              $    14,364               $     7,695
                                           -----------               -----------

EXPENSES:  Selling, general and
  administrative                               13,712                     17,472
  Expenses incurred as a result
  of rescinded investment
                                                13,712                    17,472
                                             -----------            -----------

INCOME (LOSS) BEFORE INCOME TAXES                  652                   (9,507)
                                              -----------          ------------

INCOME TAXES:
  Federal                                         613                     1,834
  State                                           613                     1,834
                                               -----------          -----------

NET LOSS                                  $        39                 ($11,341)


NET LOSS PER SHARE OF COMMON STOCK          $    NIL                  $    NIL
                                           ===========               ========

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD                                 $10,970,000              $10,970,000
                                           ===========              ===========

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                        Cumulative
                                                      August 14, 1987
                                                      (Date of Inception)
                                                            to
                                                        April 30, 1996

INTEREST AND DIVIDEND INCOME                            $   187,241
                                                         -----------

EXPENSES:  Selling, general and
  administrative                                        $   237,989
  Expenses incurred as a result
  of rescinded investment                                   270,734
                                                         -----------
                                                            508,720

INCOME (LOSS) BEFORE INCOME TAXES                          (321,479)
                                                         ------------

INCOME TAXES:
  Federal                                                      3,739
  State                                                       10,410
                                                              14,149

NET LOSS                                                   ($335,628)
                                                          ============

NET LOSS PER SHARE OF COMMON STOCK

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                          Three Months Ended
                                               April 30

                                           1996           1995


INTEREST AND DIVIDEND INCOME       $     4,662               $     2,778
                                      -----------               -----------

EXPENSES:  Selling, general and
  administrative                         1,347                     4,521
  Expenses incurred as a result
  of rescinded investment
                                         1,347                     4,521
                                      -----------               -----------

INCOME (LOSS) BEFORE INCOME TAXES        3,315                    (1,743)
                                      ----------               ------------

INCOME TAXES:
  Federal
  State


NET LOSS                           $     3,315                   ($1,743)
                                    -----------               ------------

NET LOSS PER SHARE OF
 COMMON STOCK                        $    NIL                  $    NIL
                                      ===========               ========

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD                            10,970,000                10,970,000
                                     ===========               ===========

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                              Increase (Decrease) in Cash and Cash Equivalents
                                                    (Unaudited)

                                                          Cumulative
                                                          August 14, 1987
                                                         (Date of Inception)
                                                                 to
                                                            April 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   ($335,628)

  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable                                               (666)
  Increase (decrease) in accounts
  payable                                                        2,000
                                                              ------------
         Total adjustments                                       1,334

NET CASH USED IN OPERATING
  ACTIVITIES:                                                ($334,294)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, Net proceeds from
  sales of common stock                                     $   723,943


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                          389,649

CASH AND CASH EQUIVALENTS,
  beginning of period

CASH AND CASH EQUIVALENTS, end
  of period                                                 $   389,649
                                                              ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash period
  for income taxes                                          $     19,869
                                                            ============

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents
                                                    (Unaudited)

                                                 Nine Months Ended
                                                      April 30
                                                  -------------
                                                  1996           1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $        39               ($11,341)
                                         -----------               -------------
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable                            113                        198
  Increase (decrease) in accounts
  payable                                                            (27,086)
                                        -----------               -------------
         Total adjustments                     113                   (26,888)
                                        -----------               -------------

NET CASH USED IN OPERATING
  ACTIVITIES:                          $       152                  ($38,229)

NET CASH  PROVIDED BY FINANCING
ACTIVITIES,  Net proceeds
from sales of common stock

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          152                  (38,229)
CASH AND CASH EQUIVALENTS,
  beginning of period                       389,497                    426,786
                                         -----------               ------------

CASH AND CASH EQUIVALENTS, end
  of period                              $   389,649                $   388,557
                                          ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash period
  for income taxes                       $       500                $     1,636
                                          ===========                ===========

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                              Increase (Decrease) in Cash and Cash Equivalents
                                                    (Unaudited)

                                                          Cumulative
                                                         August 14, 1987
                                                       (Date of Inception)
                                                                to
                                                            April 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   ($335,628)
                                                             ------------
  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable                                               (666)
  Increase (decrease) in accounts
  payable                                                       2,000
                                                             -----------
         Total adjustments                                      1,334

NET CASH USED IN OPERATING
  ACTIVITIES:                                               ($334,294)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, Net proceeds from
  sales of common stock                                    $   723,943
                                                             -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                          389,649

CASH AND CASH EQUIVALENTS,
  beginning of period

CASH AND CASH EQUIVALENTS, end
  of period                                                 $   389,649
                                                             ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash period
  for income taxes                                           $    19,869
                                                              ===========

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                            Increase (Decrease) in Cash and Cash Equivalents
                                                 (Unaudited)

                                               Three Months Ended
                                                  April 30

                                           1996                   1995


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $     3,315               ($1,743)

  Adjustments to reconcile net loss to
  cash used in operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable
  Increase (decrease) in accounts
  payable
         Total adjustments

NET CASH USED IN OPERATING
  ACTIVITIES:                           $     3,315               ($1,743)

NET CASH  PROVIDED BY FINANCING
ACTIVITIES,  Net proceeds
from sales of common stock

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        3,315               (1,743)

CASH AND CASH EQUIVALENTS,
  beginning of period                       386,334              390,300


CASH AND CASH EQUIVALENTS, end
  of period                             $   389,649                $   388,557
                                          ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash period
  for income taxes                     $                          $
                                         ===========                =

                                                 U.S.A GROWTH INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEET
                                                  April 30, 1996
                                                    (Unaudited)


                                                      ASSETS

CURRENT ASSETS:
Cash and Cash equivalents                             $ 26,787
  Money Market Mutual Funds                            362,862
  Income taxes receivable                                  666
                                                       --------
         Total current assets                                          $390,315

                          LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                                    $  2,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share,
  authorized 100,000 shares, issued
  10,970,000 shares                                  $ 10,970
  capital in excess of par value                      712,973
  Deficit accumulated during development
  stage                                             (335,628)
                                                   ---------
         Total stockholders' equity                                     388,315

                                                                       $390,315

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                           NOTES TO FINANCIAL STATEMENTS
                                                    (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS:

         The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 1O-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1996, and the results of operations and cash flows for the three and nine months ended April 30, 1996 and 1995 and from the date of inception to April 30, 1996. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1995.

         The results of operations for the three and nine months ended April 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents consist of Bank money market funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

         At April 30, 1996, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carry forward of $89,000 which expires in 2007, resulting in a deferred tax asset of approximately $115,000, which was fully reserved at April 30, 1996.

NOTE 4 - RESCINDED INVESTMENT

         On August 19, 1988, the Company issued 3,500,000 restricted shares of its common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA) (a development stage company), a franchiser of general merchandise stores. An additional 21,000,000 restricted shares of the Company's common stock was placed in escrow and was to be issued if FOA attained specified profit levels. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid -in-capital. Management of the Company has indicated that FOA continued in the development stage through February 1990, at which time this agreement was rescinded and 3,080,000 shares of restricted stock and all of the restricted escrow shares of stock were returned to the Company. As a result of this transaction, the Company incurred total expenses of $20,734 and the write-off of its investment in FOA of $250,000.

NOTE 5 - CHANGES IN STOCKHOLDERS' EQUITY:

         Accumulated deficit decreased by $39 which represents the net gain for the nine months ended April 30, 1996.

NOTE 6 - STOCKHOLDERS' EQUITY:

         On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase one share of common stock and one Class B common stock purchase warrant for $.17 per unit through August 16, 1997. the Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. The Class B warrant entitles the holder to purchase one share of common stock at $.25 per share, exercisable through August 16, 1997.

NOTE 7 - CONCENTRATION OF CREDIT RISK:

         The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1996, the entire balance of $26,787 was insured. The Company also has $362,862 in an uninsured money market mutual fund which invests in short term U.S. government securities.

Item 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

         The Company engages in research, either by itself and/or through the use of independent consultants) (who may have to agree to receive stock of the Company in payment for their services in lieu of cash), to determine what type of business can be established by a new venture which would have potentially high profits. The Company's management has no present intention to retain any independent consultants and management of the Company has established numerous contacts which, on an ongoing basis, can lead to inquiries from potential acquisition contacts. In the event consultants are retained in the future, it is intended that their compensation, whether in restricted securities of the Company or otherwise, will be based on the fair market value of the Company's stock and the fair market value of such services calculated on an arms-length basis.

         After an industry is identified, the Company intends to formulate a business plan, including the amount of capital required, the type of business, etc. and then to either authorize, establish or purchase a subsidiary in that field of business. At this time, the Company is unable to determine the industries which may be deemed suitable in which to establish or acquire a business. The Company has no arrangements with any person or entity regarding any establishment or acquisition of any business.

Results of Operations

         The Company is a development stage company and as of April 30, 1996 had not generated any operating revenue.

         The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. the Company maintains its cash balance in a financial institution. the balance is insured by the Federal Deposit Insurance Corporation ('FDIC") up to $100,000. At April 30, 1996 the Company's cash balance was $26,787 of which $26,787 is insured by the FDIC. The remaining funds of $362,862 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $3,315 for the three months ended April 30, 1996 as compared to a net loss of $1,743 for the three months ended April 30, 1995.

         Selling, general and administrative expenses during the three months ended April 30, 1996 were $1,347, as compared to $4,521 for the three months ended April 30, 1995, a decrease of $3,174. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

         Management believes that inflation and changing prices will have minimal effect of operations.

Liquidity and Capital Resources

         The Company has had no material operations and, as of April 30, 1996, the Company had working capital of $389,649. The Company had a current ratio of 193 to 1 at January 31, 1996. Stockholders equity increased from $388,276 for the fiscal year ended July 31, 1995 to $388,315 for the nine months ended April 30, 1996, which represents a net gain of $39 for the nine months.

         The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may do a public offering or private placement of its securities.

PART II.     OTHER INFORMATION
ITEM 1.      Legal Proceedings

                                                       NONE

Item 6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits.  None.

                  (b)Reports on Form 8-K.  None.

                                                    SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 18, 1996


                                                              U.S.A. GROWTH INC.


                                                         By:/s/ Robert Scher
                                                           Treasurer and
                                                          Principal Financial
                                                           Officer*






* Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.