Form 10QSB/A
period 1996-04-30
USA GROWTH INC
filed 1996-07-31
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  AMENDMENT #1
                                  FORM 10-QSB

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


Dated:  July 31, 1996

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

                                     EXHIBIT 27


                                USA GROWTH, INC.
                               FINANCIAL DATA SCHEDULE
                               FOR THE NINE MONTHS ENDED
                                      APRIL 30, 1996



ITEM NO                    ITEM DESCRIPTION                             AMOUNT
_________________________________________________________________
5-02(1)           Cash and cash items                                  26,787
5-02(2)           Marketable securities                               362,862
5-02(3)(a)(1)              Notes and accounts receivable-trade          0
5-02(4)           Allowances for doubtful accounts                      0
5-02(6)           Inventory                                             0
5-02(9)           Total current assets                                390,315
5-02(13)          Property, plant and equipment                         0
5-02(14)          Accumulated depreciation                              0
5-02(18)          Total assets                                        390,315
5-02(21)          Total current liabilities                             2,000
5-02(22)          Bonds, mortgages and similar debt                     0
5-02(28)          Preferred stock-no mandatory redemption               0
5-02(29)          Preferred stock-no mandatory redemption               0
5-02(30)          Common stock                                        723,943
5-02(31)          Other stockholders equity                         (335,628)
5-02(32)          Total liabilities and stockholders equity           390,315
5-03(b)1(a) Net sales of tangible products                              0
5-03(b)1           Total revenues                                      14,364
5-03(b)2(a) Cost of tangible goods sold                                 0
5-03(b)2          Total costs and expenses applicable to
                   sales and revenues                                   0
5-03(b)3          Other costs and expenses                            13,712
5-03(b)5          Provision for doubtful accounts and notes             0
5-03(b)(8) Interest and amortization of debt discount                   0
5-03(b)(10) Income before taxes and other items                         652
5-03(b)(11) Income tax expense                                          613
5-03(b)(14) Income/loss continuing operations                           0
5-03(b)(15) Discontinued operations                                     0
5-03(b)(17) Extraordinary items                                         0
5-03(b)(18) Cumulative effect-changes in
                     accounting principles                              0
5-03(b)(19) Net income or loss                                          39
5-03(b)(20) Earnings per share-primary                                  0
5-03(b)(20) Earnings per share-fully diluted                            0

                                   July 31, 1996


Securities and Exchange Commission
Washington, DC


                    Re: USA Growth Inc.
                        Form 10-QSB
                        Amendment No. 1


Gentlemen:

On behalf of the above captioned corporation, we file herewith Form 10-QSB, Amendment No.1, which reflects the inclusion of Exhibit 27, Financial Data Schedule.

                                                  Very truly yours,


                                                  David W. Sass