Form 10-K
period 1996-07-31
USA GROWTH INC
filed 1996-11-05
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No.: 0-20277

                                                U.S.A. GROWTH INC.
                                  (Name of small business issuer in its charter)

        Delaware                                                11-2872782
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                       900 West 190th Street, New York, New York 10040
                      (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 568-7307

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

                                      Common Stock, par value $.001 per share
                                                 (Title of Class)

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form l0-KSB . [x]

                  Issuer's revenues for its most recent fiscal year are $19,204.
                  The aggregate market value of the 9,170,000 shares of Common Stock held by non-affiliates of the Company as of October
28, 1996 is $286,563.

                  The number of shares of Common Stock, par value $.001 per share, outstanding as of October 28, 1996, is 10,970,000.

                                                      PART I

Item 1. Description of Business

                  Business Development

                  U.S.A. Growth Inc. ("USA" or the "Company") was incorporated in Delaware on August 14, 1987. The Company was organized to provide a vehicle for participating in one or more business ventures which may become available to the Company which, in the opinion of management, will provide a profit to the Company.

                  Business of the Company

                  The Company is not an operating business and has no income from operations. The Company engages in research either by itself and/or through the use of independent consultants (who may have to agree to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which could have potentially high profits. After a potential business is identified, the Company intends to formulate a business plan, including the amount of capital required, the type of business, etc. and then to organize, establish or purchase a subsidiary in that field of business. At this time, the Company is unable to determine the industries which may be deemed suitable in which to establish or acquire a business. Although preliminary discussions may be held from time to time, the Company has no arrangements with any person or entity regarding any possible establishment or acquisition of any business.

                  At the present time the Company has no plans with regard to any particular industry in which it may establish or purchase subsidiaries, or the individuals which it may hire to research the industries in which the Company may attempt to establish or purchase subsidiaries. Additionally, management of the Company may have no experience in a particular field in which it may establish or purchase a subsidiary. Therefore, when the Company does determine in which industry or industries it intends to establish or purchase a subsidiary, the Company may have to find an independent knowledgeable manager for that subsidiary, a person with sufficient background in the business that the subsidiary will be engaged in, in order that the subsidiary will be able to be properly managed. It is intended that the remuneration to be paid to such manager, if found, would be paid by that subsidiary.

                  In addition, any proposed acquisition of businesses or assets by the Company must be approved by management of the Company, which may not be experienced in the business being acquired and which may not be able to devote significant amounts of their time to such business being acquired. Therefore, no assurance can be given that any assets or businesses will be found, or if found, that such assets and/or business will benefit the Company.

                  There are also instances where the owners of private companies may seek to establish a public trading market for their company's Common Stock by participating with the Company in a merger or asset acquisition in order to avoid what such private companies may deem to be adverse consequences of undertaking a public offering themselves. Such factors may include time delays, significant expense, loss of voting control and the inability or unwillingness to comply with various state laws enacted for the protection of investors. Under such circumstances, persons purchasing Common Stock of the Company may be deprived of the protection of various state laws which impose certain minimum standards on the initial public offering of securities. In making an investment in the Company, persons should recognize that individuals purchasing shares of the Common Stock in the Company may do so under terms which may ultimately be less favorable under the foregoing criteria than if such persons were investing in a firm with a specific business which was undertaking its own public offering. In addition, the issuance of additional shares of Common Stock to outside individuals in connection with an acquisition, merger or to raise additional capital could cause the present stockholders of the Company to lose control of the majority of the voting shares of Common Stock of the Company. As part of such a transaction, all or a majority of the Company's directors may resign, and new directors may be appointed without any vote by stockholders of the Company. Furthermore, the issuance of additional shares of the Common Stock could dilute the book value of the Common Stock. Also, any selling by these individuals could have an adverse effect on the share price, and consequently reduce the value of the Common Stock held by the current stockholders, and make it more difficult for the current stockholders to sell their own stock at a satisfactory price.

                  Management believes that the Company may also be able to benefit from the use of "leverage" in the acquisition of a business. Leveraged financing involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business. In a leveraged transaction, the Company would be required to use less of its available funds for the acquisition of the business and instead would be able to commit such funds to the operations of the business, to the acquisition of other businesses or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the business being acquired.
If the business acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds the Company must commit to the acquisition of a business, may correspondingly increase the cost of operations and make the acquisition more risky. Lenders from which the Company may obtain funds for purposes of a leveraged buy out may impose restrictions on the future borrowing, distribution and operating policies of the Company. It is not possible, at this time, to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

                  Competition

                  There are inherent difficulties for any new company seeking to enter an established field. With regard to the proposed business of the Company, namely the origination of presently unknown subsidiaries and the operation of such subsidiaries, these difficulties are compounded since there are numerous firms which are more experienced, better established and better financed than the Company in the originating of profitable subsidiaries. Additionally, many of these firms have personnel experienced in running such subsidiaries, unlike the Company. Furthermore, the Company's present capital will only permit the Company to organize relatively few subsidiaries which will face competition from firms which are larger, more experienced and better established than these subsidiaries. Additionally, small "start-up" firms such as the Company, with insignificant resources, are at a very serious disadvantage against established competitors.


                  Employees

                  At the present time, the Company has no employees and does not have any present intention to hire any. Each of the Company's officers devotes ten percent or less of his time to the affairs of the Company, and does not receive any remuneration.


Item 2. Description of Property

                  The Company presently utilizes the residence/office of its President, Robert Scher, located at 900 West 190th Street, New
York, New York 10040, at no cost. Such arrangement is expected to continue as long as Mr. Scher is President of the Company.

Item 3. Legal Proceedings

                  None.

Item 4. Submission of Matters to a Vote of Security Holders

                  None.

                                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

                  The Company's Common Stock, par value $.001 per share (the "Common Stock"), is traded on the Bulletin Board. The closing high and low bid prices for the Common Stock for the Company's prior two fiscal years were as follows:

                                                    BID PRICES

                                                 High             Low

Period

Fiscal 1995

Quarter ended July 31, 1995                      .03              .03
Quarter ended April 30, 1995                     .03              .03
Quarter ended January 31, 1995                   .03              .03
Quarter ended October 31, 1994                   .08              .03

Fiscal 1996

Quarter ended July 31, 1996                      .03              .03
Quarter ended April 30, 1996                     .03              .03
Quarter ended January 31, 1996                   .03              .03
Quarter ended October 31, 1995                   .03              .03

                  The foregoing price quotations have been reported by a broker/dealer making a market in the securities. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. There is no established trading market for the Company's securities, and trading may be considered limited and sporadic.

                  (b) The number of record holders of the Common Stock as of October 28, 1996 was 73 The Company believes that there are a substantially greater number of beneficial owners of shares of its Common Stock, based upon inductions from brokerage firms.

                  (c) The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.

Item 6. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

                  The Company continues to engage in research either by itself and/or through the use of independent consultant(s) (who may have to agree to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which would have potentially high profits. The Company's management has no present intention to retain any independent consultants and management of the Company has established numerous contacts which, on an ongoing basis, can lead to inquiries from potential acquisition contacts. In the event consultants are retained in the future, it is intended that their compensation, whether in restricted securities of the Company or otherwise, will be based on the fair market value of the Company's stock and the fair market value of such services calculated on an arms-length basis.

                  After an industry is identified, the Company intends to formulate a business plan, including the amount of capital required, the type of business, etc. and then to organize, establish or purchase a subsidiary in that field of business. At this time, the Company is unable to determine the industries which may be deemed suitable in which to establish or acquire a business.
The Company has no arrangements with any person or entity regarding any establishment or acquisition of any business.

Results of Operations

                  The Company is a development stage company and as of July 31, 1996 had not generated any operating revenue.

                  The Company's only source of revenue since inception has been certificate of deposit and money market account interest income and dividends from money market funds. The money market funds had a yield for Fiscal 1995 and 1996 of 5% per annum. The
Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation
("FDIC") up to $100,000. At July 31, 1996, the Company's cash and cash equivalent balance was $392,113, of which $367,528 was not insured by the FDIC. The Company's revenues increased in 1995 and 1996 over previous years as a result of the general increase in interest rates in the United States in such years.

                  General and administrative expenses during fiscal 1995 and 1996 were $19,476 and $16,060, respectively. The primary general and administrative expenses were professional (legal and accounting), transfer agent and filing fees.

                  Management believes that inflation and changing prices will have minimal effect on operations.

Liquidity and Capital Resources

                  The Company has had no material operations and as of July 31, 1996, the Company had working capital of $391,013. The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may do a public offering or private placement of its securities.


Item 7. Financial Statements

                  The Company's financial statements, consisting of the balance sheet for the year ended July 31, 1996, and related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1996 and 1995, have been audited by Rothstein, Kass & Company, P.C. independent certified public accountants, which, along with their report thereon, appears on pages F-1 through F-7 hereof.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                                     PART III


Item 9. Directors and Executive Officers

                  The directors and officers of the Company are as follows:

                  Name                               Age             Position

                  Robert Scher                        54     Chairman of the
                                                             Board of Directors
                                                             and President


                  J. Peter Hans                      51  Treasurer and Director

                  Robert Scher has been President and Chairman of the Board of the Company since July 10, 1995. In addition, he has been President, Treasurer and Chairman of the Board of two publicly held corporations, Hunter Industrial Facilities, Inc. and World
Television Inc. He graduated in 1963 from the City University of
New York, Baruch College, with a B.A. in Accounting. He has been an Associate Accountant with the Health and Hospital Corporation of
New York since 1971. He has been a private investor for almost thirty years. Mr. Scher will devote such time to the Company as the

Board of Directors may require. It is believed that he will devote approximately 10% of his time to the affairs of the Company.

                  J. Peter Hans has been a Director of the Company since its inception and since 1988 has been its Treasurer. Since June
1994, Mr. Hans has been self employed as a financial consultant.
From January 1990 to June 1994, Mr. Hans was employed by UMB Bank and Trust Company and is presently a Vice President in the Private Banking Division. From 1979 to 1990, Mr. Hans was employed by Bank
Leumi Trust Company of New York in various positions. Mr. Hans has completed advance graduate work in International Economics and Finance. Mr. Hans is also a Director and Treasurer of Eaststar Corporation.

                  The Company does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Last year, the Board of Directors met on three occasions.

                  The term of office of each director is one year or until his successor is elected at the Company's annual meting and qualified. Each officer is appointed by the Board of Directors and serves at the discretion of the Board.

                  The Certificate of Incorporation of the Company provides for indemnification of officers and directors to the fullest extent permitted by Delaware law.

Item 10. Executive Compensation

                  No officer or director of the Company has received any cash or other remuneration (directly or indirectly) since the Company's inception, and no one is to receive or accrue any remuneration from the Company, except as to repayment for accountable expenses incurred on the Company's behalf. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than 10% of his time to the Company's affairs.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

                  The following table sets forth the number of shares of Common Stock of the Company beneficially owned, directly or indirectly, by (i) each of the Company's officers and directors;
(ii) all persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock;
and (iii) all officers and directors of the Company as a group:

Name and Address          Number of Shares Owned               Percent

Sam Gower                  1,700,000                            15.5%
4 Winwood Court
Dix Hills, NY 11746

J. Peter Hans              100,000                              *
110-50 71st Road
Forest Hills, NY 11375

All Directors and         100,000                               *
Officers as a group
(three persons)

*Less than one percent

                  The Company is unaware of any arrangement, the operation of which, at a subsequent date, may result in a change in control of the Company.

                  Effective May 1, 1991, the Securities and Exchange Commission promulgated new rules under Section 16 of the Securities Exchange Act 10 1934. The Company believes that during the preceding year the executive officers and directors have complied with all Section 16 reporting requirements.

Item 12. Certain Relationships and Related Transactions

                  None.

Item 13. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  The following exhibits have previously been filed on an S-18 Registration Statement with the New York Regional Office of the Securities and Exchange Commission and are hereby incorporated by reference pursuant to Rule 12b-23:

                           3.1 Certificate of Incorporation

                           3.2 By-Laws of the Company

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K for its last quarter in Fiscal 1996.

                                                INDEPENDENT AUDITORS' REPORT




Board of Directors
U.S.A. Growth Inc.
New York, New York


We have audited the accompanying balance sheet of U.S.A. Growth Inc. (a development stage company) as of July 31, 1996 and the related statements of operations, stockholders' equity, and cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1996 and for the years ended July 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a
reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Growth Inc. (a development stage company) as of July 31, 1996 and the results of its operations and its cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1996 and for the years ended July 31, 1996 and 1995 in conformity with generally accepted accounting principles.




                                ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
October 22, 1996


                                                           F-1

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                        BALANCE SHEET
                                                        July 31, 1996



                                                           ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Notes 1, 2 and 6)       $        392,113
    Income taxes receivable (Note 3)                            1,000

        Total current assets                           $        393,113



                                             LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                $          2,100

COMMITMENT

STOCKHOLDERS' EQUITY (Note 5):
    Common stock, par value $.001 per share,
     authorized 100,000,000 shares, issued
     10,970,000 shares                                     $         10,970
    Capital in excess of par value                                  712,973
    Deficit accumulated during development stage                   (332,930)
        Total stockholders' equity                                  391,013

                                                           $        393,113

                  See accompanying notes to financial statements.
                                                             12

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF OPERATIONS



                                 Cumulative
                                 August 14, 1987
                                 (Date of Inception)
                                 to                        Year Ended July 31,
                                 July 31, 1996         1996               1995


INTEREST AND DIVIDEND INCOME    $ 192,081    $        19,204    $        10,909

EXPENSES:
   Selling, general and
    administrative expenses       240,334             16,060             19,476
Expenses incurred as a result
of rescinded investment (Note 4)  270,734

                                  511,068             16,060             19,476

INCOME (LOSS) BEFORE INCOME
 TAXES                          (318,987)             3,144             (8,567)

INCOME TAXES:
   Federal                        3,739
   State                         10,204                407              2,534
                                 13,943                407              2,534

NET INCOME (LOSS)           $  (332,930)   $         2,737    $       (11,101)


NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK (Note 1)                       $       NIL        $        NIL


WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING DURING THE
 PERIOD (Note 1)                                  10,970,000         10,970,000

                        See accompanying notes to financial statements.

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENTS OF STOCKHOLDERS' EQUITY
                                             Years Ended July 31, 1995 and 1996



                                                                      Deficit
                                                                   Accumulated
                                                Capital in         During
                         Common Stock            Excess of       Development
               Shares            Amount          Par Value          Stage

BALANCES,
July 31,
1994          10,970,000    $       10,970   $      712,973   $      (324,566)

NET LOSS                                                              (11,101)

BALANCES,
July 31,
 1995         10,970,000            10,970          712,973          (335,667)

NET INCOME                                                              2,737

BALANCES,
July 31,
 1996          10,970,000    $       10,970   $      712,973   $      (332,930)

                      See accompanying notes to financial statements.

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                  STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents




                           Cumulative
                           August 14, 1987
                         (Date of Inception)
                                to                        Year Ended July 31,
                           July 31, 1996                1996               1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)      $     (332,930)   $         2,737    $       (11,101)
 Adjustments to reconcile
 net income (loss)
 to net cash provided by
 (used in) operating
    activities:
Changes in assets and
 liabilities:
(Increase) decrease in
 income taxes
receivable                          (779)                                  898
Increase (decrease) in
accounts payable                   1,879              (121)           (27,086)
Total adjustments                  1,100              (121)           (26,188)

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES           (331,830)             2,616            (37,289)

NET CASH PROVIDED BY FINANCING
 ACTIVITIES, net proceeds from
sales of
 common stock                    723,943

NET INCREASE (DECREASE)
 IN CASH
 AND CASH EQUIVALENTS           392,113              2,616            (37,289)

CASH AND CASH EQUIVALENTS,
 beginning of period                                389,497            426,786

CASH AND CASH EQUIVALENTS,
 end of period            $     392,113    $       392,113    $       389,497



SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION, cash paid for
 income taxes             $     19,896    $           527    $         1,636

                              See accompanying notes to financial statements.
                                                             15

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                NOTES TO FINANCIAL STATEMENTS


NOTE 1 -   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization - The Company was incorporated on August 14, 1987 in the State of Delaware, and has adopted a July 31 year end. At July 31, 1996, the Company is a development stage company since it has not commenced meaningful operations and does not have any current business ventures or plans. Cash and Cash Equivalents
- The Company includes all highly liquid instruments purchased with a maturity of less than three months to be cash equivalents. Income Taxes - The Company complies with Statement of Financial Accounting Standards no 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting of income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount to be realized. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Net Income (Loss) Per Share - Net income (loss) per share of common stock is based upon the weighted average number of shares outstanding during the period (see Note 5). NOTE 2 - CASH AND CASH EQUIVALENTS: Cash and cash equivalents consist of money market funds with a yield of 3-5%. NOTE 3 - INCOME TAXES: At July 31, 1996, the Company has available an unused capital loss carryforward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carryforward of approximately $100,000 which expires in 2007, resulting in a deferred tax asset of approximately $140,000, which was fully reserved at July 31, 1996.

                                                      USA GROWTH, INC.
                                                (A DEVELOPMENT STAGE COMPANY)

                                                NOTES TO FINANCIAL STATEMENTS




NOTE 4 -          RESCINDED INVESTMENTS:

On August 19, 1988, the company issued 3,500,000 restricted shares of its common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA) (a development stage company), a franchisor of general merchandise stores. An additional 21,000,000 restricted shares of the Company's common stock was placed in escrow and was to be issued if FOA attained specified profit levels. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in capital. Management of the Company has indicated that FOA continued in the development stage through February 1990, at which time this agreement was rescinded and 3,080,000 shares of restricted stock and all of the restricted escrow shares of stock were returned to the Company. As a result of this transaction, the Company incurred total expenses of $270,734 which was comprised of acquisition and organization costs of $20,734 and the write-off of its investment in FOA of $250,000. NOTE 5 - STOCKHOLDERS' EQUITY: On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit, 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase one share of common stock and one Class B common stock purchase warrant for $.17 per unit through August 16, 1997. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. The Class B warrant entitles the holder to purchase one share of common stock at $.25 per share, exercisable through August 16, 1997. NOTE 6 - CONCENTRATION OF CREDIT RISK: The Company's cash and cash equivalents are maintained in financial institutions and, at times, exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                                                        SIGNATURES




               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 5, 1996





               U.S.A. GROWTH, INC.





               BY: /s/ Robert Scher, President
                   and Chairman of the Board
                   of Directors



               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Name                                           Titles              Date


/s/ Robert Scher        President and Chairman             November 5, 1996
Robert Scher            of the Board of Directors
                        (Chief Executive Officer)


/s/ J. Peter Hans       Director                            November 5, 1996
J. Peter Hans