Form 10-Q
period 1996-10-31
USA GROWTH INC
filed 1996-12-11
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

                                                        or

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

The number of shares of Common Stock, par value $.001 per share, outstanding as of October 31, 1996, is 10,970,000 shares.

                                                U.S.A. GROWTH INC.

                                                       INDEX

                                                              Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - October 31, 1996
         (unaudited)                                             3

         Statements of Operations -
           Three Months Ended October 31, 1996                  4
           and 1995 and Cumulative From August 14,
           1987 (Date of Inception) to October 31,
           1996 (unaudited)

         Statements of Cash Flows -                               6
           Year Ended October 31, 1995 and 1996
            and Cumulative August 14, 1987 (Date
            of Inception) to October 31, 1996


         Notes to Financial Statements                              8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of operations                            10

PART II.          OTHER INFORMATION                                 12

                                                 U.S.A GROWTH INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEET
                                                 October 31, 1996
                                                    (Unaudited)


                                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $ 394,958
  Income taxes receivable                                 1,000

         Total current assets                         $ 395,958


                                        LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                    $  2,100

STOCKHOLDERS' EQUITY:
  Common stock, par value $.001 per share,
  authorized 100,000,000 shares, issued
  10,970,000 shares                                          $ 10,970
  Capital in excess of par value                              712,973
  Deficit accumulated during development                     (330,085)
  stage

                  Total stockholders' equity                  393,858

                                                             $395,958

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                  Cumulative
                                                August 14, 1987
                                              (Date of Inception)
                                                     to
                                                 October 31, 1996

INTEREST AND DIVIDEND INCOME                       $   196,996
EXPENSES:  Selling, general and
  administrative                                   $   241,904
  Expenses incurred as a result
  of rescinded investment                              270,734
                                                       512,638

INCOME (LOSS) BEFORE INCOME TAXES                  (   315,642)

INCOME TAXES:
  Federal                                                3,739
  State                                                 10,704
                                                        14,443

NET LOSS                                          ($   330,085)

NET LOSS PER SHARE OF COMMON STOCK                                     NIL

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                              Three Months Ended
                                                                  October 31,
                                                            1996           1995

INTEREST AND DIVIDEND INCOME                             $   4,915      $ 4,490

EXPENSES:  Selling, general and
  administrative                                             1,570        7,697
  Expenses incurred as a result
  of rescinded investment
                                                             1,570        7,697

INCOME (LOSS) BEFORE TAXES                                   3,345      (3,207)

INCOME TAXES:
  Federal
  State                                                       500          613
                                                              500          613

NET INCOME LOSS                                       $     2,845      ($3,820)

NET LOSS PER SHARE OF COMMON STOCK                    $    NIL      $    NIL

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK OUTSTANDING DURING
THE PERIOD                                            $10,970,000  $10,970,000

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                            Increase (Decrease) in Cash and Cash Equivalents


                                                             Cumulative
                                                           August 14, 1987
                                                         (Date of Inception)
                                                                   to
                                                            October 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($   330,085)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable                                        (        779)
  Increase (decrease) in accounts
  payable                                                        1,879
         Total adjustments                                       1,100

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                                    ($   328,985)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, Net proceeds from
  sales of common stock                                    $   723,943

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         394,958

CASH AND CASH EQUIVALENTS,
  beginning of period

CASH AND CASH EQUIVALENTS, end
  of period                                                $   394,958

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash period
  for income taxes                                        $     20,396

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                             STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash and Cash Equivalents


                                                                Year Ended
                                                                 October 31,
                                                           1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $   2,845    ($3,820)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Changes in assets in liabilities:
  (Increase) decrease in income
  taxes receivable                                                        113
  Increase (decrease) in accounts
  payable
         Total adjustments

NET CASH USED IN OPERATING
  ACTIVITIES:                                            $    2,845   ($3,707)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, Net proceeds from
  sales of common stock

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        2,845    (3,707)

CASH AND CASH EQUIVALENTS,
  beginning of period                                       392,113    389,497

CASH AND CASH EQUIVALENTS, end
  of period                                             $   394,958  $ 385,790

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION, cash paid
  for income taxes                                     $       500   $   500

                                                U.S.A. GROWTH INC.
                                           (A Development Stage Company)

                                           NOTES TO FINANCIAL STATEMENTS
                                                    (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS:

         The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 1O-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1996, and the results of operations and cash flows for the three months ended October 31, 1996 and 1995 and from the date of inception to October 31, 1996. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1996.

         The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

         Cash and cash equivalents consist of Bank money market funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

         At October 31, 1996, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carry forward of $100,000 which expires in 2007, resulting in a deferred tax asset of approximately $140,000, which was fully reserved at October 31, 1996.

NOTE 4 - RESCINDED INVESTMENT

         On August 19, 1988, the Company issued 3,500,000 restricted shares of its common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA) (a development stage company), a franchiser of general merchandise stores. An additional 21,000,000 restricted shares of the Company's common stock was placed in escrow and was to be issued if FOA attained specified profit levels. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in-capital. Management of the Company has indicated that FOA continued in the development stage through February 1990, at which time this agreement was rescinded and 3,080,000 shares of restricted stock and all of the restricted escrow shares of stock were returned to the Company. As a result of this transaction, the Company incurred total expenses of $20,734 and the write-off of its investment in FOA of $250,000.

NOTE 5 - CHANGES IN STOCKHOLDERS' EQUITY:

         Accumulated deficit decreased by $2,845 which represents the net gain for the three months ended October 31, 1996.

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

NOTE 7 - CONCENTRATION OF CREDIT RISK:

         The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1996, the entire balance of $22,919 was insured. The Company also has $372,039 in an uninsured money market mutual fund which invests in short term U.S. government securities.

Item 2.           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Plan of Operation

         The Company engages in research, either by itself and/or through the use of independent consultant(s) (who may have to agree to receive stock of the Company in payment for their services in lieu of cash), to determine what type of business can be established by a new venture which would have potentially high profits. The Company's management has no present intention to retain any independent consultants and management of the Company has established numerous contacts which, on an ongoing basis, can lead to inquiries from potential acquisition contacts. In the event consultants are retained in the future, it is intended that their compensation, whether in restricted securities of the Company or otherwise, will be based on the fair market value of the Company's stock and the fair market value of such services calculated on an arms-length basis.

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

Results of Operations

         The Company is a development stage company and as of October 31, 1996 had not generated any operating revenue.

         The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ('FDIC") up to $100,000.
At October 31, 1996 the Company's cash balance was $22,919 of which $22,919 is insured by the FDIC. The remaining funds of $372,039 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $2,845 for the three months ended October 31, 1996 as compared to a net loss of $3,820 for the three months ended October 31, 1995.

         Selling, general and administrative expenses during the three months ended October 31, 1996 were $1,570, as compared to $7,697 for the three months ended October 31, 1996, a decrease of $6,127. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

         Management believes that inflation and changing prices will have minimal effect of operations.


Liquidity and Capital Resources

         The Company has had no material operations and, as of October 31, 1996, the Company had working capital of $395,958. The Company had a current ratio of 193 to 1 at October 31, 1996. Stockholders equity increased from $391,013 for the fiscal year ended July 31, 1996 to $393,858 for the three months ended October 31, 1996, which represents a net gain of $2,845 for the three months.

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

Dated: December 11, 1996


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