Form 10QSB
period 1997-01-31
USA GROWTH INC
filed 1997-03-18
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the six month period ended January 31, 1997

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of January 31, 1997, is 10,970,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                   Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - January 31, 1997
         (unaudited)                                                   3

         Statements of Operations -
           Three Months Ended January 31, 1997
            and 1996 and Cumulative                                     4
            From Inception to January 31, 1997
            (unaudited)
           Six Months Ended January 31, 1997                            5
            and 1996 and Cumulative
            From Inception to January 31, 1997
            (unaudited)

         Statements of Cash Flows -
            Three Months Ended January 31, 1997
             and 1996 and Cumulative
             From Inception to January 31, 1997
            (unaudited)                                             6
            Six Months Ended January 31, 1997
            and 1996 and Cumulative
            From Inception to January 31, 1997
            (unaudited)                                              7


         Notes to Financial Statements                               8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of operations                                 10

PART II.          OTHER INFORMATION                                      12

PART II.     OTHER INFORMATION
ITEM 1.      Legal Proceedings

                                                          NONE

Item 6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits.  None.

                  (b)Reports on Form 8-K.  None.

                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                     BALANCE SHEET
                                                    January 31, 1997
                                                      (Unaudited)



                                                                       ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                                      $395,579
         Income taxes receivable                                                           1,000

         total current assets                                                            396,579

                                           LIABILITY AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITY, accounts payable                                              $2,100

         STOCKHOLDERS'  EQUITY:
         Common stock, par value $.001 per share,
         authorized I 00,000,000 shares, issued
         10,970,000 shares                                                               $10,970
         Capital in excess of par value                                                  712,973
         Deficit accumulated during development stage                                   (329,464)
         Total stockholders' equity                                                      394,479

                                                                                         $396,579
















                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)



                                                                 Cumulative
                                                                 August 14, 1987
                                                                (Date of Inception)
                                                                      to

                                                                                                  Three Months Ended January 31,
                                                              January 31, 1997             1997                      1996

INTEREST AND DIVIDEND                                           $ 201,914                 $4,918                     $5,212
INCOME

EXPENSES:
  Selling, general and
  administrative expenses                                         246,201                  $4,297                      4,668
Expenses incurred as a result
of rescinded investment                                           270,734

                                                                  516,935                   4,297                      4,668

INCOME (LOSS) BEFORE
  TAXES                                                          (315,021)                    621                         544

INCOME TAXES:
  Federal                                                          3,739
  State                                                           10,704
                                                                  14,443

NET INCOME (LOSS)                                               (329,464)                     621                         544

NET INCOME (LOSS) PER SHARE
OF COMMON STOCK                                                      NIL                      NIL                        NIL

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING DURING THE
PERIOD                                                                                    10,970,000                  10,970,000


                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)


                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)



                                                                    Cumulative
                                                                  August 14, 1987
                                                                  (Date of Inception)
                                                                     to                             Six months Ended January 31,
                                                                 January 31, 1997           1997                        1996

INTEREST AND DIVIDEND INCOME                                        $ 201,914            $9,833                         9,702

EXPENSES:
  Selling, general and
  administrative expenses                                            246,201               $5,867                      12,365
Expenses incurred as a result
of rescinded investment                                              270,734

                                                                     516,935              5,867                        12,365

INCOME (LOSS) BEFORE
TAXES                                                               (315,021)            3,966                        (2,663)

INCOME TAXES:
  Federal                                                              3,739
  State                                                               10,704               500                          613
                                                                      14,443               500                          613

NET INCOME (LOSS)                                                   (329,464)             3,466                      (3,276)

NET INCOME (LOSS) PER SHARE
OF COMMON STOCK                                                          NIL               NIL                          NIL

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING DURING THE                                                               10,970,000                    10,970,000
PERIOD




                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOW'S
                             Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                   Cumulative
`                                                    August 14, 1987
                               (Date of Inception)
                                                              To                Three Months Ended January 31,
                                                     January 31, 1997                   1997                                  1996


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (loss)                                             $(329,464)                  $621                                $544
Adjustments to reconcile
net income (loss)
to net cash provided by
(used in) operating
activities:
Changes in assets and
liabilities:
(increase) decrease in
income taxes
receivable                                                    (779)
Increase (decrease) in
accounts payable                                              1,879
Total adjustments                                             1,100
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                          (328,364)                     621                                544
NET CASH PROVIDED BY FINANCING
ACTIVITIES, net proceeds from sales of
Common stock                                                   723,943
NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                           395,579                     621                                544
CASH AND CASH EQUIVALENTS,
beginning of period                                                                      394,958                           385,790
CASH AND CASH EQUIVALENTS,
end of period                                                  395,579                    395,579                          386,334
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                                    $20,396


                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                            Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                      To
                                            January 31, 1997                            Six Months Ended January 31,
                                                                                1997                      1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (loss)                                    $(329,464)                  $3,466                    $(3,276)
Adjustments to reconcile
net income (loss)
to net cash provided by
(used in) operating
activities:
Changes in assets and
liabilities:
(increase) decrease in
income taxes
receivable                                           (779)                                                      113
Increase (decrease) in
accounts payable                                     1,879
Total adjustments                                    1,100
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (328,364)                   621                          (3,163)
NET CASH PROVIDED BY
FINANCING ACTIVITIES, net
proceeds from sales of
common stock                                         723,943
NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                395,579                      3,466                        (3,163)
CASH AND CASH EQUIVALENTS,
beginning of period                                                              392,113                     389,497
CASH AND CASH EQUIVALENTS,
end of period                                       395,5779                     395,579                     386,334
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for,
income taxes                                        $20,396                                                     500


NOTES TO FINANCIAL  STATEMENTS
(unaudited)


         NOTE     1 - FINANCIAL STATEMENTS:

The accompanying unaudited financial statements of U.S.A.- Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 31, 1997, and the results of operations and cash flows for the- three and six months ended January 31, 1497 and 1996 and from the date of inception to January 31, 1997. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company Form 10-KSB for the year ended July 31, 1996.

The results of operations for the three and six months ended January 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market funds with a yield of 3-5%.

        NOTE 3 - INCOME TAXES:

        At January 31, 1997, the Company has available an unused capital loss carryforward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carryforward of $100,000 which expires in 2007, resulting in a deferred tax asset of approximately $140,000, which was fully reserved at October 31, 1996.

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

        NOTE 5 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit decreased by $621 which represents the net gain for the three months ended January 31, 1997.


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



NOTE 7 - CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1996, the entire balance of $18,760 was insured. The Company also has $376,819 in an uninsured money market mutual fund which invests in short term U.S. government securities.


NOTE 8 - SUBSEQUENT EVENTS

        In February 1997, the Company executed a Letter of Intent with World Wide Web Casinos, Inc., pursuant to which the Company would acquire World Wide Web Casinos, Inc. in a reverse merger in exchange for shares of common stock of the Company. World Wide Web Casinos, Inc. is a newly formed entertainment company acquiring and developing rights to gaming software for the world wide web segment of the Internet.


Item 2. MANAGE   DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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


Results of Operations

      The Company is a development stage company and as of January 31, 1997 had not generated any operating revenue.

      The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. the Company maintains its cash balance in a financial institution. the balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At January 31, 1997 the Company's cash balance was $18,760 of which $18,760 is insured by the FDIC. The remaining funds of $376,819 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $621 for the three months ended January 31, 1997 as compared to a net gain of $544 for the three months ended January 31, 1996.

      Selling, general and administrative, expenses during the three months ended January, 31, 1997 were 94,297, as compared to $4,668 for the three months ended January 31, 1996, a decrease of $371. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.


Management believes that inflation and changing prices will have minimal effect of operations.


Liquidity and Capital Resources

         The Company has had no material operations and, as of January 31, 1997, the Company had working capital of $394,479. The Company had a current ratio of 193 to 1 at January 31, 1997. Stockholders equity increased from $391,013 for the fiscal year ended July 31, 1996 to $394,479 for the six months ended January 31, 1997, which represents a net gain of $3466 for the six months.

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

            Dated: March 18, 1997


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