Form 10QSB
period 1997-04-30
USA GROWTH INC
filed 1997-05-14
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                                           or

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

The number of shares of Common Stock, par value $.001 per share, outstanding as of April 30, 1997, is 10,970,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                                                 Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - April 30, 1997
         (unaudited)                                                                                       3

         Statements of Operations -
           Three Months Ended April 30, 1997                                                               4
           and 1996 and Cumulative From August 14,
           1987 (Date of Inception) to April 30,
           1997 (unaudited)

         Statements of Operations -                                                                        5
           Nine Months ended April 30, 1997
            and 1996 Cumulative August 14, 1987 (Date
            of Inception) to April 30, 1997

         Statements of Cash Flows -
          Three Months Ended April 30, 1997
           and 1996 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1997                                                                6

         Statements of Cash Flows -
          Nine Months Ended April 30, 1997
           and 1996 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1997                                                                7

         Notes to Financial Statements                                                                    8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                                  10


PART II.          OTHER INFORMATION                                                                       12


U.SA. GROWTH INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
April 30, 1997
(Unaudited)

                                                              ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                              $398,415
         Income taxes receivable                                                      1,000

         total current assets                                                            399,415

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                                            $2,100

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         10,970,000 shares                                                      $10,970
         Capital in excess of par value                                                          712,973
         Deficit accumulated during development stage                                            (326,628)
         Total stockholders' equity                                                       397,315

                                                                        $399,415


                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                                 Three Months Ended April 30,
                                                     April 30, 1997                              1997                      1996

INTEREST AND DIVIDEND INCOME                          $ 206,744                          $  4,830                         $ 4,662

EXPENSES:
Selling, general and
administrative expenses                                 248,195                          $   1,994                        $ 1,347
Expenses incurred as a result
of rescinded investment                                 270,734

                                                        518,929                              1,994                           1,347

INCOME (LOSS) BEFORE
TAXES                                                  (312,185)                             2,836                           3,315
INCOME TAXES:
 Federal                                                  3,739
State                                                    10,704
                                                         14,443

NET INCOME (LOSS)                                      (326,628)                              2,836                          3,315
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




                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                            to                                          Nine months Ended April 30,
                                            April 30, 1997                                       1997                      1996

INTEREST AND DIVIDEND
  INCOME                                    $  206,744                                   $   14,663                       $ 14,364

EXPENSES:
Selling, general and
administrative expenses                         248,195                                  $    7,861                       $ 13,712
Expenses incurred as a result
of rescinded investment                         270,734

                                                518,929                                        7,861                        13,712

INCOME (LOSS) BEFORE
TAXES                                          (312,185)                                       6,802                           652

INCOME TAXES:
  Federal                                         3,739
  State                                          10,704                                          500                           613

                                                 14,443                                          500                           613

NET INCOME (LOSS)                              (326,628)                                       6,302                            39
NET INCOME (LOSS) PER SHARE
OF COMMON STOCK                                    NIL                                             NIL                         NIL

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
OUTSTANDING DURING THE
PERIOD                                                                                        10,970,000                10,970,000


                                                           5

                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                              Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended April 30,
                                            April 30, 1997                              1997                       1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                       $(326,628)                             $2,836                      $3,315
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                               (779)
Increase (decrease) in
accounts payable                                     1,879
Total adjustments                                    1,100

NF-T CASH PROVIDED BY (USED fN)
OPERATING ACTIVITIES                                 (325,528)                          2,836                        3,315

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from sales of
  common stock                                        723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                 398,415                            2,836                        3,315

CASH AND CASH EQUIVALENTS,
beginning of period                                                                     395,579                    386,334

CASH AND CASH EQUIVALENTS,
end of period                                        398,415                            398,415                    389,649

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                        $20,396


                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENT OF CASH FLOWS
                              Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Nine Months Ended April 30,
                                            April 30, 1997                              1997                       1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income (loss)                               $(326,628)                             $6,302                       $39
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities: (increase) decrease in
income taxes receivable                               (779)                                                          113
Increase (decrease) in
accounts payable                                     1,879
Total adjustments                                    1,100                                                           113


NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                               (325,528)                          6,302                          152


NET CASH PROVIDED BY FINANCING
 ACTIVITIES, net proceeds
from sales of common stock                          723,943

NET INCREASE (DECREASE)
 IN CASH
 AND CASH EQUIVALENTS                                398,415                            6,302                         152

CASH AND CASH EQUIVALENTS,
beginning of period                                                                     392,113                    389,497

CASH AND CASH EQUIVALENTS,
end of period                                        398,415                            398,415                    389,497

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION, cash paid for
income taxes                                         $20,396                                                           527

                                                           7

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1997, and the results of operations and cash flows for the three and nine months ended April 30, 1997 and 1996 and from the date of inception to April 30, 1997. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1996 .

The results of operations for the three and nine months ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.
NOTE 2 - CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist of Bank money market funds with a yield of 3-5%.
NOTE 3 - INCOME TAXES:
At April 30, 1997, the Company has available an unused capital loss carryforward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carryforward of $100,000 which expires in 2007, resulting in a deferred tax asset of approximately $140,000, which was fully reserved at April 30, 1997.

NOTE 4 - RESCINDED INVESTMENT

On August 19, 1988, the Company issued 3,500,000 restricted shares of its common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA) (a development stage company), a franchiser of general merchandise stores. An additional 21,000,000 restricted shares

                                                   U.S.A. GROWTH INC.
                                              (A Development Stage Company)

                                              NOTES TO FINANCIAL STATEMENTS
                                                       (Unaudited)

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

Accumulated deficit decreased by $2,836 which represents the net gain for the three months ended April 30, 1997.


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

        NOTE 7 - CONCENTRATION OF CREDIT RISK:

The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1997, the entire balance of $16,868 was insured. The Company also has $381,547 in an uninsured money market mutual fund which invests in short term U.S. government securities.

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

On February 27, 1997, the Company signed a Letter of Intent to acquire World Wide web Casinos, Inc., an Internet gambling company, for common shares of the Company. The parties are currently preparing a Definitive Merger Agreement.


Results of Operations

The Company is a development stage company and as of April 30, 1997 had not generated any operating revenue.

The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At April 30, 1997 the Company's cash balance was $16,868 of which $16,868 is insured by the FDIC. The remaining funds of $381,547 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $2,836 for the three months ended April 30, 1997 as compared to a net gain of $3,315 for the three months ended April 30, 1997.

Selling, general and administrative expenses during the three months ended April 30, 1997 were $1,994, as compared to $1,347 for the three months ended April 30, 1996, an increase of $647. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

Management believes that inflation and changing prices will have minimal effect of operations.

      Liquidity and Capital Resources

The Company has had no material operations and, as of April 30, 1997, the Company had working capital of $398,415. The Company had a current ratio of 193 to 1 at April 30, 1997. Stockholders equity increased from $391,013 for the fiscal year ended July 31, 1996 to $397,315 for the nine months ended April 30, 1997, which represents a net gain of $6,302 for the nine months.
      The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside
financing and/or may do a public offering or private placement of its securities.

                                                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1997





      U.S.A. GROWTH INC.

      By:/s/ Robert Scher
            Treasurer and
            Principal Financial
            Officer*






* Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.