Form 10KSB
period 1997-07-31
USA GROWTH INC
filed 1997-10-30
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1997

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

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB . [x]

                  Issuer's revenues for its most recent fiscal year are $19,824.
                  The aggregate market value of the 10,870,000 shares of Common Stock held by non-affiliates of the Company as of October 20, 1997 is $2,717,500.

                  The number of shares of Common Stock, par value $.001 per share, outstanding as of October 20, 1997, is 10,970,000.

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

                  Business of the Company

                  The Company is not an operating business and has no income from operations. The Company engages in research either by itself and/or through the use of independent consultants (who may have to agree to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which could have potentially high profits. On July 1, 1997 the Company entered into an Agreement and Plan of Merger with World Wide Web Casinos, Inc.("WWWC"). WWWC is a Nevada corporation with principal offices located at 200 East Sandpointe Avenue, Santa Ana, California 92707. Its phone number is 714-513-2060. WWWC has acquired and is developing rights to gaming software for the World Wide Web segment of the Internet. Through its international casinos WWWC will offer the Internet player a 3-Dimensional, virtual reality gaming experience in Cyberspace. The players will walk through the on-line casino selecting one game and then another, the experience made all the more realistic through the use of intensely graphic images. The casino ambiance is further enhanced by the use of live audio and translation of many languages in real time, providing the player with sight, sound and a sense of actually being in the casino. The player will also receive the same betting odds that they would at a casino in Las Vegas, Nevada.

                  The   Merger   Agreement   provides   that,   subject  to  the
satisfaction or waiver (where permissible) of certain conditions: (i) the Company will merge with a newly organized corporation (the "Corporation") which will acquire all of the Company's assets, subject to all of its liabilities, in exchange for shares (on a fully diluted basis) of the Corporation's Common Stock; (ii) WWWC will merge with the Corporation, which will acquire all of WWWC's assets, subject to all of it liabilities, in exchange for shares of the Corporation's Common Stock. As a result of the Merger, the holders of both the Company and WWWC Common Stock will become holders of the Corporation's Common Stock, whereby on a fully diluted basis, USA Shareholder's will own 6% of the new Corporation shares and WWWC shareholders will own 94% of the new
Corporation's shares. Accordingly, their rights will be governed by the Corporation's Certificate of Incorporation and By-Laws. No date has been set for the consummation of the Merger.

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

                                                    BID PRICES

                                                                                High             Low

Period

Fiscal 1995

Quarter ended July 31, 1995                                                     .03              .03
Quarter ended April 30, 1995                                                    .03              .03
Quarter ended January 31, 1995                                                  .03              .03
Quarter ended October 31, 1994                                                  .08              .03

Fiscal 1996

Quarter ended July 31, 1996                                                     .03              .03
Quarter ended April 30, 1996                                                    .03              .03
Quarter ended January 31, 1996                                                  .03              .03
Quarter ended October 31, 1995                                                  .03              .03

Fiscal 1997

Quarter ended July 31, 1997                                                     .83              .43
Quarter ended April 30, 1997                                               1.25                  .04
Quarter ended January 31, 1997                                                  .05              .04
Quarter ended October 31, 1996                                                  .05              .03


                  The foregoing price quotations have been reported on the NASD OTC Bulletin Board. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. There has been a limited trading market for the Company's securities.

                  (b) The number of record holders of the Common Stock as of August 6, 1997 was 78. The Company believes that there are over 1,200 beneficial owners of shares of its Common Stock, based upon indications from brokerage firms.

                  (c) The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.

Item 6. Management's Discussion and Analysis or Plan of Operation


Results of Operations

                  The Company is a development stage company and as of July 31, 1997 had not generated any operating revenue.

                  The Company's only source of revenue since inception has been certificate of deposit and money market bank account interest income and dividends from money market mutual funds. The money market funds had a yield for Fiscal 1997 and 1996 of 2%-5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At July 31, 1997, the Company's cash balance was $14,176, of which $14,176 was insured by the FDIC. The remaining funds of $386,607 is invested in uninsured money market mutual funds which invests in government securities. The Company's revenues increased in 1997 and 1996 over previous years as a result of the general increase in interest rates in the United States in such years.

                  General and administrative expenses during fiscal 1997 and 1996 were $10,563 and $16,060, respectively. The primary general and administrative expenses were professional (legal and accounting), transfer agent and filing fees.

                  Management believes that inflation and changing prices will have minimal effect on operations.

Liquidity and Capital Resources

                  The Company has had no material operations and as of July 31, 1997, the Company had working capital of $399,113. The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may attempt to arrange for outside financing and/or may do a public offering or private placement of its securities.

Item 7. Financial Statements

                  The Company's financial statements, consisting of the balance sheet for the year ended July 31, 1997, and related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1997 and 1996, have been audited by Rothstein, Kass & Company, P.C. independent certified public accountants, which, along with their report thereon, appears on pages F-1 through F-7 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                                     PART III


Item 9. Directors and Executive Officers

                  The directors and officers of the Company are as follows:

                  Name                               Age                        Position

                  Robert Scher                        55                        Chairman of the
                                                                                Board of Directors,
                                                                                President and
                                                                                Treasurer


                  J. Peter Hans                      52                         Secretary and Director

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

                  J. Peter Hans has been a Director of the Company since its inception and since 1988 has been its Treasurer. Since June 1994, Mr. Hans has been self employed as a financial consultant. From January 1990 to June 1994, Mr. Hans was employed by UMB Bank and Trust Company and most recently as Vice President in the Private Banking Division. From 1979 to 1990, Mr. Hans was employed by Bank Leumi Trust Company of New York in various positions. Mr. Hans has completed advance graduate work in International Economics and Finance.

                  The Company does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Last year, the Board of Directors met on two occasions.

                  The term of office of each director is one year or until his successor is elected at the Company's annual meeting and qualified. Each officer is appointed by the Board of Directors and serves at the discretion of the Board.

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

Item 12. Certain Relationships and Related Transactions

                  None.


Item 13. Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  The following exhibits have previously been filed on Form 10-K for the year ended July 31, 1996 and are hereby incorporated by reference pursuant to Rule 12b-23:

                           3.1 Certificate of Incorporation

                           3.2 By-Laws of the Company

                  (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K for its last quarter in Fiscal 1997.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
U.S.A. Growth Inc.
New York, New York


We have audited the accompanying balance sheet of U.S.A. Growth Inc. (a development stage company) as of July 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1997 and for the years ended July 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Growth Inc. (a development stage company) as of July 31, 1997 and the results of its operations and its cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1997 and for the years ended July 31, 1997 and 1996 in conformity with generally accepted accounting principles.





ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
September 30, 1997

                                 USA GROWTH INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  July 31, 1997



                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents (Notes 2 and 6)                                         $        400,783
    Income taxes receivable (Note 3)                                                             1,000
                                                                                      ----------------

        Total current assets                                                                              $        401,783
                                                                                                          ================



                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                                                                       $          2,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (Note 5):
    Common stock, par value $.001 per share,
     authorized 100,000,000 shares, issued
     10,970,000 shares                                                                $         10,970
    Capital in excess of par value                                                             712,973
    Deficit accumulated during development stage                                              (324,830)
                                                                                      -----------------
        Total stockholders' equity                                                                                 399,113

                                                                                                          $        401,783



                 See accompanying notes to financial statements.

                                 USA GROWTH INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                      Cumulative
                                                                    August 14, 1987
                                                                  (Date of Inception)
                                                                          to                        Year Ended July 31,
                                                                                        -------------------------------
                                                                    July 31, 1997                1997               1996
                                                           -------------------------    ---------------    -------------


INTEREST AND DIVIDEND INCOME                               $                 211,905    $        19,824    $        19,204
                                                           -------------------------    ---------------    ---------------

EXPENSES:
   Selling, general and
    administrative expenses                                                  250,897             10,563             16,060
   Expenses incurred as a result
    of rescinded investment (Note 4)                                         270,734               -                  -
                                                           -------------------------    ---------------    ------------

                                                                             521,631             10,563             16,060
                                                           -------------------------    ---------------    ---------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                                                      (309,726)             9,261              3,144
                                                           -------------------------    ---------------    ---------------

INCOME TAXES:
   Federal                                                                     3,739
   State                                                                      11,365              1,161                407
                                                           -------------------------    ---------------    ---------------
                                                                              15,104              1,161                407
                                                           -------------------------    ---------------    ---------------

NET INCOME (LOSS)                                          $                (324,830)   $         8,100    $         2,737
                                                           =========================    ===============    ===============


NET INCOME (LOSS) PER SHARE OF
 COMMON STOCK                                                                           $          -       $          -
                                                                                        ===============    ============


WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING DURING THE
 PERIOD                                                                                      10,970,000         10,970,000
                                                                                        ===============    ===============




                 See accompanying notes to financial statements.

                                 USA GROWTH INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended July 31, 1996 and 1997



                                                                                                                Deficit
                                                                                                               Accumulated
                                                                                              Capital in         During
                                                                       Common Stock            Excess of       Development
                                                             Shares            Amount          Par Value          Stage

BALANCES, July 31, 1995                                    10,970,000    $       10,970   $      712,973   $      (335,667)

NET INCOME                                                                                                           2,737

BALANCES, July 31, 1996                                    10,970,000            10,970          712,973          (332,930)

NET INCOME                                                                                                           8,100

BALANCES, July 31, 1997                                    10,970,000    $       10,970   $      712,973   $      (324,830)
                                                     ================    ==============   ==============   ===============



                 See accompanying notes to financial statements.

                                 USA GROWTH INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS




                                                                      Cumulative
                                                                    August 14, 1987
                                                                  (Date of Inception)
                                                                          to                        Year Ended July 31,
                                                                                        -------------------------------
                                                                    July 31, 1997                1997               1996
                                                           -------------------------    ---------------    -------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)                                       $                (324,830)   $         8,100    $         2,737
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Changes in assets and liabilities:
      (Increase) decrease in income taxes
       receivable                                                               (779)
      Increase (decrease) in accounts payable                                  2,449                570               (121)
                                                           -------------------------    ---------------    ---------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                       (323,160)             8,670              2,616

NET CASH PROVIDED BY FINANCING
 ACTIVITIES, net proceeds from sales of
 common stock                                                                723,943

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                        400,783              8,670              2,616

CASH AND CASH EQUIVALENTS,
 beginning of period                                                                            392,113            389,497
                                                           -------------------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS,
 end of period                                             $                 400,783    $       400,783    $       392,113
                                                           =========================    ===============    ===============



SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION, cash paid for
 income taxes                                              $                  20,487    $           591    $           527
                                                           =========================    ===============    ===============



                 See accompanying notes to financial statements.

                                 USA GROWTH INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Organization - The Company was incorporated on August 14, 1987 in the State of Delaware, and has adopted a July 31 year end. At July 31, 1997, the Company is a development stage company since it has not commenced meaningful operations and does not have any current business ventures or plans.

               Cash and Cash Equivalents - The Company includes all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

               Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting for reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

               Net Income (Loss) Per Share - Net income (loss) per share of common stock is based upon the weighted average number of shares outstanding during the period.

NOTE 2 -       CASH AND CASH EQUIVALENTS:

               Cash and cash equivalents consist of money market funds with yields of 2-5%.

NOTE 3 -       INCOME TAXES:

               At July 31, 1997, the Company has available an unused capital loss carryforward of $250,000 expiring in 2004 which may be applied against future capital gains and a net operating loss carryforward of approximately $90,000 which expires in 2007. The resulting deferred tax asset of approximately $136,000, and $140,000 at July 31, 1997 and 1996, respectively, was fully reserved.

                                 USA GROWTH INC.
                          (A Development Stage Company)

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

NOTE 5 -       STOCKHOLDERS' EQUITY:

               On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit, 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase, for $.17, one share of common stock and one Class B common stock purchase warrant, through December 31, 1997. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 per share and is exercisable through December 31, 1997.

NOTE 6 -       CONCENTRATION OF CREDIT RISK:

               The Company's cash and cash equivalents are maintained in financial institutions and, at times, exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

NOTE 7 -       PROPOSED MERGER:

               On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. The Agreement provides that the Company's Class A warrants are to be exchanged ultimately for shares in WWWC Acquisition Corporation and that the exercise date for the warrants, formerly August 16, 1997, is to be extended to a mutually acceptable date. The Board of Directors voted, on August 15, 1997 to extend the exercise date for the Class A warrants to December 31, 1997. The agreement shall become effective when the parties involved have satisfied all conditions therein.

                                USA GROWTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   October 30, 1997




U.S.A. GROWTH, INC.



 BY:
/s/ Robert Scher, President
        and Chairman of the Board
        of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Name                                           Titles                  Date


/s/ Robert Scher        President and Chairman                October 30, 1997
---------------
Robert Scher            of the Board of Directors
                        (Chief Executive Officer)


/s/ J. Peter Hans       Director                              October 30, 1997
J. Peter Hans