Form 10QSB
period 1997-10-31
USA GROWTH INC
filed 1997-12-19
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997

                                                           or

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

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                          Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - October 31, 1997
         (unaudited)                                       3

         Statements of Operations -
           Three Months Ended October 31, 1997             4
           and 1996 and Cumulative From August 14,
           1987 (Date of Inception) to October 31,
           1997

         Statements of Cash Flows -
         Year Ended October 31, 1997
           and 1996 Cumulative August 14, 1987 (Date
           Of Inception) to October 31, 1997                           5

         Notes to Financial Statements                                 6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                               9


PART II.          OTHER INFORMATION                                    12

U.SA. GROWTH INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
October 31, 1997
(Unaudited)

                                                              ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                     $404,005
         Income taxes receivable                                          1,000

         total current assets                                          $405,005

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                           $2,670

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         10,970,000 shares                                             $10,970
         Capital in excess of par value                                712,973
         Deficit accumulated during development stage                 (321,608)
         Total stockholders' equity                                    402,335

                                                                      $405,005

                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Three Months Ended October 31,
                                                     October 31, 1997                   1997                       1996

INTEREST AND DIVIDEND INCOME                         $ 217,109                          $ 5,204                   $ 4,915

EXPENSES:
Selling, general and
administrative expenses                               252,379                          $  1,482                  $  1,570
Expenses incurred as a result
of rescinded investment                               270,734

                                                      523,113                            1,482                      1,570

INCOME (LOSS) BEFORE
TAXES                                                (306,004)                           3,722                     3,345
INCOME TAXES:
 Federal                                                3,739
State                                                  11,865                              500                       500
                                                       15,604                              500                       500

NET INCOME (LOSS)                                    (321,608)                           3,222                      2,845
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




                                                   U.SA. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended October 31,
                                            October 31, 1997                    1997                      1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                  $(321,608)                          $3,222                     $2,845
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                         (779)
Increase (decrease) in
accounts payable                               2,449
Total adjustments                              1,670

NF-T CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        (319,938)                           3,222                     2,845

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                        723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                        404,005                             3,222                     2,845

CASH AND CASH EQUIVALENTS,
beginning of period                                                             400,783                    392,113

CASH AND CASH EQUIVALENTS,
end of period                                404,005                            404,005                    394,958

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                  $20,987                             500                                 500


                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1997 and the results of operations and cash flows for the three months ended October 31, 1997 and 1996 and from the date of inception to October 31, 1997. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1997 .

        The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 2-5%.

NOTE 3 - INCOME TAXES:

        At October 31, 1997, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carry forward of $90,000 which expires in 2007, resulting in a deferred tax asset of approximately $136,000, which was fully reserved at October 31, 1997.

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

        NOTE 5 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit decreased by $3,222 which represents the net gain for the three months ended October 31, 1997.

        NOTE 6 - STOCKHOLDERS' EQUITY:

        On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase, for $.17, one share of common stock and one Class B common stock purchase warrant, through December 31, 1997. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 per share, exercisable through December 31, 1997.

        NOTE 7 - CONCENTRATION OF CREDIT RISK:

        The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1997, the entire balance of $12,274 was insured. The Company also has $391,631 in an uninsured money market mutual fund which invests in short term U.S. government securities.

        NOTE 8 - PROPOSED MERGER:

        On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. The Agreement provides that the Company's Class A warrants are to be exchanged ultimately for shares in WWWC Acquisition

        Corporation and that the exercise date for the warrants, formerly August 16, 1997 is to be extended to a mutually acceptable date. The Board of Directors voted, on August 15, 1997 to extend the exercise date for the Class A warrants to December 31, 1997. The agreement shall become effective when the parties involved have satisfied all conditions therein.

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

      On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. The Agreement provides that the Company's Class A warrants are to be exchanged ultimately for shares in WWWC Acquisition Corporation and that the exercise date for the warrants, formerly August 16, 1997 is to be extended to a mutually acceptable date. The Board of Directors voted, on August 15, 1997 to extend the exercise date for the Class A warrants to December 31, 1997. The agreement shall become effective when the parties involved have satisfied all conditions therein.


      Results of Operations

      The Company is a development stage company and as of October 31, 1997 had not generated any operating revenue.

      The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At October 31, 1997 the Company's cash balance was $12,294 of which $12,294 is insured by the FDIC. The remaining funds of $391,631 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $3,222 for the three months ended October 31, 1997 as compared to a net gain of $2,845 for the three months ended October 31, 1997.

         Selling, general and administrative expenses during the three months ended October 31, 1997 were $1,482, as compared to $1,570 for the three months ended October 31, 1996, a decrease of $88. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

       Management believes that inflation and changing prices will have minimal effect of operations.

      Liquidity and Capital Resources

         The Company has had no material operations and, as of October 31, 1997, the Company had working capital of $404,005. The Company had a current ratio of 193 to 1 at October 31, 1997. Stockholders equity increased from $399,113 for the fiscal year ended July 31, 1996 to $402,335 for the nine months ended October 31, 1997, which represents a net gain of $3,222 for the three months.

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

Dated: December 19, 1997




      U.S.A. GROWTH INC.



      By:/S/  Robert Scher
            Treasurer and
            Principal Financial
            Officer*






* Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.