Form 10KSB/A
period 1997-07-31
USA GROWTH INC
filed 1998-01-09
CIK 821537

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


Dated:   January 9, 1998




U.S.A. GROWTH, INC.



 BY:
/s/ Robert Scher, President
        and Chairman of the Board
        of Directors



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Name                                           Titles                  Date


/s/ Robert Scher        President and Chairman                January 9, 1998
---------------
Robert Scher            of the Board of Directors
                        (Chief Executive Officer)


/s/ J. Peter Hans       Director                              January 9, 1998
J. Peter Hans