Form 10QSB
period 1998-01-31
USA GROWTH INC
filed 1998-03-12
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of January 31, 1998, is 10,970,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                      Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - January 31, 1998
         (unaudited)                                                     3

         Statements of Operations -
           Three Months Ended January 31, 1998                           4
           and 1997 and Cumulative From August 14,
           1987 (Date of Inception) to January 31,
           1998

         Statements of Cash Flows -
         Three Monts Ended January 31, 1998
           and 1997 Cumulative August 14, 1987 (Date
           Of Inception) to January 31, 1998                                6

         Notes to Financial Statements                                      8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                   10


PART II.          OTHER INFORMATION                                        12

                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET
                                                    January 31, 1998
                                                       (Unaudited)

                                                              ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                      $406,998
         Income taxes receivable                           1,000
                                                        ----------

         total current assets                                          $407,998

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                            $2,670

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         10,970,000 shares                                  $10,970
         Capital in excess of par value                     712,973
         Deficit accumulated during development stage      (318,615)
         Total stockholders' equity                                     405,328
                                                                        -------
                                                                       $407,998

                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Three Months Ended January 31,
                                                     January 31, 1998              1998                      1997

INTEREST AND DIVIDEND INCOME                            $ 222,303                  $ 5,194            $      4,918

EXPENSES:
Selling, general and
administrative expenses                                   254,580                  $ 2,201             $     4,297
Expenses incurred as a result
of rescinded investment                                   270,734

                                                          525,314                   2,201                    4,297

INCOME (LOSS) BEFORE
TAXES                                                    (303,011)                  2,993                      621
INCOME TAXES:
 Federal                                                    3,739
State                                                      11,865
                                                           15,604

NET INCOME (LOSS)                                        (318,615)                  2,993                      621
NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                             NIL                      NIL                       NIL

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING DURING THE
         PERIOD                                                                   10,970,000               10,970,000



                                                           4

                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Six Months Ended January 31,
                                                     January 31, 1998            1998                      1997

INTEREST AND DIVIDEND INCOME                         $ 222,303                  $ 10,398              $    9,833

EXPENSES:
Selling, general and
administrative expenses                                254,580                  $  3,683              $    5,867
Expenses incurred as a result
of rescinded investment                                270,734

                                                       525,314                     3,683                   5,867

INCOME (LOSS) BEFORE
TAXES                                                 (303,011)                    6,715                   3,966
INCOME TAXES:
 Federal                                                 3,739
State                                                   11,865                      500                      500
                                                        15,604                      500                      500

NET INCOME (LOSS)                                     (318,615)                   6,215                    3,466

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


                                                           5

                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                        Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended January 31,
                                            January 31, 1998                     1998                       1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                     $(318,615)                       $2,993                      $ 621
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                            (779)
Increase (decrease) in
accounts payable                                  2,449
Total adjustments                                 1,670

NF-T CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                           (316,945)                         2,993                         621

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                           723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                            406,998                          2,993                         621

CASH AND CASH EQUIVALENTS,
beginning of period                                                             404,005                    394,958

CASH AND CASH EQUIVALENTS,
end of period                                   406,998                         406,998                    395,579

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                    $20,396

                                                           6

                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Six months Ended January 31,
                                            January 31, 1998                    1998                       1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                     $(318,615)                        $2,993                    $ 3,446
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                            (779)
Increase (decrease) in
accounts payable                                  2,449
Total adjustments                                 1,670

NF-T CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                          (316,945)                           6,215                        621

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                           723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                            406,998                           6,215                       3,466

CASH AND CASH EQUIVALENTS,
beginning of period                                                             400,783                     392,113

CASH AND CASH EQUIVALENTS,
end of period                                   406,998                         406,998                     395,579

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                    $20,396                            500

                                                           7

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 31, 1998 and the results of operations and cash flows for the three and six months ended January 31, 1998 and 1997 and from the date of inception to January 31, 1998. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1997 .

        The results of operations for the three and six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

        At January 31, 1998, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carry forward of $90,000 which expires in 2007, resulting in a deferred tax asset of approximately $136,000, which was fully reserved at January 31, 1998.

NOTE 4 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit decreased by $2,993 which represents the net gain for the three months ended January 31, 1998.

         NOTE 5 - STOCKHOLDERS' EQUITY:

                  On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase one share of common stock and one Class B common stock purchase warrant for $.17 through December 31, 1998. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 per share, exercisable through December 31, 1998.

        NOTE 6 - CONCENTRATION OF CREDIT RISK:

                  The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At January 31, 1998, the entire balance of $10,136 was insured. The Company also has $396,762 in an uninsured money market mutual fund which invests in short term U.S. government securities.

        NOTE 7 - PROPOSED MERGER:

         On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. On January 28, 1998, WWWC informed the Company that it was still unable to provide audited financial statements which was one of the conditions for consummating the merger agreement, and furthermore WWWC was terminating the merger.

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

      On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. On January 28, 1998, WWWC informed the Company that it was still unable to provide audited financial statements which was one of the conditions for consummating the merger agreement, and furthermore WWWC was terminating the merger.


      Results of Operations

      The Company is a development stage company and as of January 31, 1998 had not generated any operating revenue.

      The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At January 31, 1998 the Company's cash balance was $10,136 of which $10,136 is insured by the FDIC. The remaining funds of $396,762 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $2,993 for the three months ended January 31, 1998 as compared to a net gain of $621 for the three months ended January 30, 1997.

         Selling, general and administrative expenses during the three months ended January 31, 1998 were $2,201 as compared to $4,297 for the three months ended January 31, 1997, a decrease of $2,096. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

       Management believes that inflation and changing prices will have minimal effect of operations.

      Liquidity and Capital Resources

         The Company has had no material operations and, as of January 31, 1998, the Company had working capital of $406,998. The Company had a current ratio of 193 to 1 at January 31, 1998. Stockholders equity increased from $399,113 for the fiscal year ended July 31, 1997 to $405,328 for the six months ended January 31, 1998, which represents a net gain of $6,215 for the six months.

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

Dated: March 12, 1998




      U.S.A. GROWTH INC.



      By:  /s/ Robert Scher
            Treasurer and
            Principal Financial
            Officer*






* Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.