Form 10QSB
period 1998-04-30
USA GROWTH INC
filed 1998-06-03
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of April 30, 1998, is 11,100,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                                                 Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information                                                                   3
         Balance Sheet - April 30, 1998
         (unaudited)

         Statements of Operations Three Months Ended April 30, 1998 and 1997 and
           Cumulative From August 14, 1987 (Date of Inception) to April 30,
           1998                                                                                           4

         Statements of Operations  Nine Months Ended April 30, 1998 and 1997 and
           Cumulative From August 14, 1987 (Date of Inception) to April 30,
           1998                                                                                           5

         Statements of Cash Flows -
         Three Months Ended April 30, 1998
           and 1997 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1998                                                                6

         Statements of Cash Flows -
         Nine Months Ended April 30, 1998
           and 1997 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1998                                                                7

         Notes to Financial Statements                                                                    8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations


PART II.          OTHER INFORMATION


                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET
                                                     April 30, 1998
                                                       (Unaudited)

                                                              ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                     $401,518
         Income taxes receivable                                          1,000
                                                                    -----------

         total current assets                                                                                            $402,518

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                                                                        $2,670

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         11,100,000 shares                                                      $11,100
         Capital in excess of par value                                         723,243
         Deficit accumulated during development stage                          (334,495)
         Total stockholders' equity                                                                                399,848
                                                                                                                   -------

                                                                                                                  $402,518



                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Three Months Ended April 30,
                                                     April 30, 1998                     1998                       1997

INTEREST AND DIVIDEND INCOME                                  $ 227,452                 $ 5,149                $  4,830

EXPENSES:
Selling, general and
administrative expenses                                         275,609                 $ 21,029              $   1,994
Expenses incurred as a result
of rescinded investment                                         270,734

                                                                546,343                  21,029                   1,994

INCOME (LOSS) BEFORE
TAXES                                                          (318,891)                (15,880)                  2,836
INCOME TAXES:
 Federal                                                          3,739
State                                                            11,865
                                                                 15,604

NET INCOME (LOSS)                                              (334,495)                (15,880)                  2,836
NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                                  NIL                      NIL                      NIL

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING DURING THE
         PERIOD                                                                       11,100,000                10,970,000



                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Nine Months Ended April 30,
                                                     April 30, 1998                     1998                       1997

INTEREST AND DIVIDEND INCOME                                  $ 227,452                 $ 15,547          $         14,663

EXPENSES:
Selling, general and
administrative expenses                                         275,609                 $ 24,712          $          7,861
Expenses incurred as a result
of rescinded investment                                         270,734

                                                                546,343                   24,712                      7,861

INCOME (LOSS) BEFORE
TAXES                                                          (318,891)                  (9,165)                     6,802
INCOME TAXES:
 Federal                                                          3,739
State                                                            11,865                      500                        500
                                                                 15,604                      500                        500

NET INCOME (LOSS)                                              (334,495)                  (9,665)                     6,302

NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                                 NIL                          NIL                        NIL

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING DURING THE
         PERIOD                                                                          11,100,000                  10,970,000


                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                            Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended April 30,
                                            April  30, 1998                     1998                      1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                           $(334,495)                 $(15,880)                 $ 2,836
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                                  (779)
Increase (decrease) in
accounts payable                                        2,449
Total adjustments                                       1,670

NeT CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (332,825)                  (15,880)                    2,836

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                                 734,343                    10,400

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                  401,518                    (5,480)                             2,836

CASH AND CASH EQUIVALENTS,
beginning of period                                                             406,998                   395,579

CASH AND CASH EQUIVALENTS,
end of period                                         401,518                    401,518                   398,415

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                         $ 20,396



                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                               Increase (Decrease) in Cash and Cash Equivalents


                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Nine months Ended April 30,
                                            April 30, 1998                      1998                      1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                           $(334,495)                 $(9,665)                  $6,302
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Changes in assets and
liabilities:  (increase) decrease in
income taxes receivable                                  (779)
Increase (decrease) in
accounts payable                                        2,449
Total adjustments                                       1,670

NF-T CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (332,825)                  (9,665)                   $ 6,302

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                                 734,343                    10,400

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                  401,518                      735                     6,302

CASH AND CASH EQUIVALENTS,
beginning of period                                                             400,783                   392,113

CASH AND CASH EQUIVALENTS,
end of period                                        401,518                    401,518                   398,415

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                         $20,396                       500

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1998 and the results of operations and cash flows for the three and nine months ended April 30, 1998 and 1997 and from the date of inception to April 30, 1998. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1997 .

        The results of operations for the three and nine months ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

        At April 30, 1998, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2004 and a net operating loss carry forward of $90,000 which expires in 2007, resulting in a deferred tax asset of approximately $136,000, which was fully reserved at April 30, 1998.

NOTE 4 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit increased by $15,880 which represents the net loss for the three months ended April 30, 1998. $10,400 of this deficit was paid for officer compensation in the form of common stock. Therefore, the net change in equity was only $5,480.

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

        NOTE 6 - CONCENTRATION OF CREDIT RISK:

                  The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1998, the entire balance of $9,536 was insured. The Company also has $391,882 in an uninsured money market mutual fund which invests in short term U.S. government securities.

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

      Results of Operations

      The Company is a development stage company and as of April 30, 1998 had not generated any operating revenue.

      The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At April 30, 1998 the Company's cash balance was $9,536 of which $9,536 is insured by the FDIC. The remaining funds of $391,882 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net loss of $15,880 for the three months ended April 30, 1998 as compared to a net gain of $2,836 for the three months ended April 30, 1997.

         Selling, general and administrative expenses during the three months ended April 30, 1998 were $21,029 as compared to $1,994 for the three months ended April 30, 1997, a increase of $19,035. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), officer compensation (common stock), transfer agent and filing fees and expenses related to investigating business opportunities.

       Management believes that inflation and changing prices will have minimal effect of operations.

      Liquidity and Capital Resources

         The Company has had no material operations and, as of April 30, 1998, the Company had working capital of $401,518. The Company had a current ratio of 150 to 1 at April 30, 1998. Stockholders equity increased from $399,113 for the fiscal year ended July 31, 1997 to $399,848 for the nine months ended April 30, 1998, which represents a net gain of $735 for the nine months.

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

Dated: June 3, 1998




      U.S.A. GROWTH INC.



      By:____________________________
            Robert Scher
            Treasurer and
            Principal Financial
            Officer*






* Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.