Form 10KSB
period 1998-07-31
USA GROWTH INC
filed 1998-10-27
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                                    FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 1998

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

                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB . [x]

                  Issuer's revenues for its most recent fiscal year were $21,041.

                  The aggregate market value of the 10,870,000 shares of Common Stock held by non-affiliates of the Company as of October 10, 1998 is $1,304,400.

                  The number of shares of Common Stock, par value $.001 per share, outstanding as of October 15, 1998, is 11,100,000.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

                  1. Part III, Item 13, incorporated by reference the following Exhibits: 3.1 and 3.2.

                    Exhibit 3.1               Certificate of Incorporation
                    Exhibit 3.2               By-Laws of the Company

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

                  Business of the Company

                  The Company is not an operating business and has no income from operations. The Company engages in research either by itself and/or through the use of independent consultants (who may have to agree to receive stock of the Company in payment for their services in lieu of cash) to determine what type of business can be established by a new venture which could have potentially high profits. On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. On January 28, 1998 WWWC informed the Company that it was unable to provide audited financial statements which was one of the conditions for consummating the merger agreements, and WWWC terminated the merger.


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

                                                    BID PRICES

                                                   High             Low

Period

Fiscal 1996

Quarter ended July 31, 1996                        .03              .03
Quarter ended April 30, 1996                       .03              .03
Quarter ended January 31, 1996                     .03              .03
Quarter ended October 31, 1995                     .03              .03

Fiscal 1997

Quarter ended July 31, 1997                        .83              .43
Quarter ended April 30, 1997                      1.25              .04
Quarter ended January 31, 1997                     .05              .04
Quarter ended October 31, 1996                     .05              .03

Fiscal 1998

Quarter ended July 31, 1998                        .12              .11
Quarter ended April 30, 1998                       .12              .08
Quarter ended January 31, 1998                     .28              .08
Quarter ended October 31, 1997                     .46              .23

                  The foregoing price quotations have been reported on the NASD OTC Bulletin Board. Such quotations represent inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. There has been a limited trading market for the Company's securities.

                  (b) The number of record holders of the Common Stock as of September 30, 1998 was 71. The Company believes that there are over 1,200 beneficial owners of shares of its Common Stock, based upon indications from brokerage firms.

                  (c) The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors.

Item 6. Management's Discussion and Analysis or Plan of Operation


Results of Operations

                  The Company is a development stage company and as of July 31, 1998 had not generated any operating revenue.

                  The Company's only source of revenue since inception has been certificate of deposit and money market bank account interest income and dividends from money market mutual funds. The money market funds had a yield for Fiscal 1998 and 1997 of 2%-5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At July 31, 1998, the Company's cash balance was $8,344, of which $8,344 was insured by the FDIC. The remaining funds of $397,011 are invested in uninsured money market mutual funds which invests in government securities. The Company's revenues increased in 1997 and 1996 over previous years as a result of the general increase in interest rates in the United States in such years.

                  General and administrative expenses during fiscal 1998 and 1997 were $28,399 and $10,563, respectively. The primary general and administrative expenses were professional (legal and accounting), transfer agent and filing fees.

                  Management believes that inflation and changing prices will have minimal affect on operations.

Liquidity and Capital Resources

                  The Company has had no material operations and as of July 31, 1998, the Company had working capital of $402,155. The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may attempt to arrange for outside financing and/or may do a public offering or private placement of its securities.


Item 7. Financial Statements

                  The Company's financial statements, consisting of the balance sheet for the year ended July 31, 1998, and related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1998 and 1997 and statement of operations and cash flows from August 14, 1987 (date of inception) to July 31, 1998, have been audited by Rothstein, Kass & Company, P.C. independent certified public accountants, which, along with their report thereon, appears on pages F-1 through F-9 hereof.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

                  None

                                                     PART III


Item 9. Directors and Executive Officers

                  The directors and officers of the Company are as follows:

                  Name                               Age    Position

                  Robert Scher                        56   Chairman of the
                                                           Board of Directors,
                                                           President and
                                                           Treasurer


                  J. Peter Hans                       53  Secretary and Director

                  Robert Scher has been President and Chairman of the Board of the Company since July 10, 1995. In addition, he has been President, Treasurer and Chairman of the Board of two publicly held corporations, Hunter Industrial Facilities, Inc. and World Television Inc. He graduated in 1963 from the City University of New York, Baruch College, with a B.A. in Accounting. He has been an Associate Accountant with the Health and Hospital Corporation of New York since 1971. He has been a private investor for approximately thirty years. Mr. Scher will devote such time to the Company as the Board of Directors may require. It is believed that he will devote approximately 10% of his time to the affairs of the Company.

                  J. Peter Hans has been a Director of the Company since its inception and since 1995 has been its Secretary. Since June 1994, Mr. Hans has been self employed as a financial consultant. From January 1990 to June 1994, Mr. Hans was employed by UMB Bank and Trust Company and most recently as Vice President in the Private Banking Division. From 1979 to 1990, Mr. Hans was employed by Bank Leumi Trust Company of New York in various positions. Mr. Hans has completed advance graduate work in International Economics and Finance.

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

Item 10. Executive Compensation

                  Except for the President who was issued 130,000 shares, no officer or director of the Company has received any cash or other remuneration (directly or indirectly) since the Company's inception, no one is to receive or accrue any remuneration from the Company, except as to repayment for accountable expenses incurred on the Company's behalf. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than 10% of his time to the Company's affairs.


Item 11. Security Ownership of Certain Beneficial Owners and
Management

                  The following table sets forth the number of shares of Common Stock of the Company beneficially owned, directly or indirectly, by (i) each of the Company's officers and directors; (ii) all persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of Common Stock; and (iii) all officers and directors of the Company as a group:


Name and Address                            Number of Shares Owned      Percent

Robert Scher                                  130,000                     1.1
900 West 190th Street
New York, NY 10040

J. Peter Hans                                 100,000                     *
110-50 71st Road
Forest Hills, NY 11375

All Directors and                             230,000                     2
Officers as a group
(two persons)

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

                            U.S.A. GROWTH INC.
                       (A Development Stage Company)


                                TABLE OF CONTENTS



Independent Auditors' Report                          F-2

Balance Sheet                                         F-3

Statements of Operations                              F-4

Statements of Stockholders' Equity                    F-5

Statements of Cash Flows                              F-6

Notes to Financial Statements                         F-7-F9

                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                           INDEPENDENT AUDITORS' REPORT




Board of Directors
U.S.A. Growth Inc.


We have audited the accompanying balance sheet of U.S.A. Growth Inc. (a development stage company) as of July 31, 1998 and the related statements of operations, and cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1998 and for the years ended July 31, 1998 and 1997, and stockholders' equity for the years ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S.A. Growth Inc. (a development stage company) as of July 31, 1998 and the results of its operations and its cash flows for the cumulative period August 14, 1987 (date of inception) to July 31, 1998 and for the years ended July 31, 1998 and 1997, in conformity with generally accepted accounting principles.




                                        ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
October 2, 1998

                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  July 31, 1998



                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                         $        405,455
    Income tax receivable                                                                        1,150
                                                                                      ----------------

        Total current assets                                                                              $        406,605
                                                                                                          ================



                       LIABILITY AND STOCKHOLDERS' EQUITY

CURRENT LIABILITY, accounts payable                                                                       $          4,450

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $.001 per share,
     authorized 100,000,000 shares, issued
     11,100,000 shares                                                                $         11,100
    Capital in excess of par value                                                             723,243
    Deficit accumulated during development stage                                              (332,188)
                                                                                      ----------------
        Total stockholders' equity                                                                                 402,155

                                                                                                          $        406,605



                 See accompanying notes to financial statements.




                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                      Cumulative
                                                                    August 14, 1987
                                                                  (Date of Inception)
                                                                          to                        Year Ended July 31,
                                                                                        ----------------------------------
                                                                    July 31, 1998                1998               1997
                                                           -------------------------    ---------------    ---------------


INTEREST AND DIVIDEND INCOME                               $                 232,946    $        21,041    $        19,824
                                                           -------------------------    ---------------    ---------------

EXPENSES:
   Selling, general and
    administrative expenses                                                  279,296             28,399             10,563
   Expenses incurred as a result
    of rescinded investment                                                  270,734                                  -
                                                           -------------------------    ---------------    ---------------

                                                                             550,030             28,399             10,563
                                                           -------------------------    ---------------    ---------------

INCOME (LOSS) BEFORE INCOME
 TAXES                                                                      (317,084)            (7,358)             9,261
                                                           -------------------------    ---------------    ---------------

INCOME TAXES:
   Federal                                                                     3,739
   State                                                                      11,365                                 1,161
                                                           -------------------------    ---------------    ---------------
                                                                              15,104                                 1,161
                                                           -------------------------    ---------------    ---------------

NET INCOME (LOSS)                                          $                (332,188)   $        (7,358)   $         8,100
                                                           =========================    ===============    ===============




BASIC AND DILUTED INCOME (LOSS)
 PER SHARE OF COMMON STOCK                                                              $           .00    $           .00
                                                                                        ===============    ===============


WEIGHTED AVERAGE NUMBER OF
 SHARES OF COMMON STOCK
 OUTSTANDING:

   BASIC AND DILUTED                                                                         11,045,000         10,970,000
                                                                                        ===============    ===============





                 See accompanying notes to financial statements.




                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended July 31, 1997 and 1998



                                                                                                                Deficit
                                                                                                               Accumulated
                                                                                              Capital in         During
                                                                       Common Stock            Excess of       Development
                                                             Shares            Amount          Par Value          Stage

BALANCES, July 31, 1996                                    10,970,000    $       10,970   $      712,973   $      (332,930)

NET INCOME                                                                                                           8,100

BALANCES, July 31, 1997                                    10,970,000            10,970          712,973          (324,830)

COMMON STOCK ISSUED FOR
 SERVICES                                                     130,000               130           10,270

NET INCOME (LOSS)                                                                                                   (7,358)

BALANCES, July 31, 1998                                    11,100,000    $       11,100   $      723,243   $      (332,188)
                                                     ================    ==============   ==============   ===============



                 See accompanying notes to financial statements.




                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS




                                                                      Cumulative
                                                                    August 14, 1987
                                                                  (Date of Inception)
                                                                          to                        Year Ended July 31,
                                                                                        ----------------------------------
                                                                    July 31, 1998                1998               1997
                                                           -------------------------    ---------------    ---------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)                                       $                (332,188)   $        (7,358)   $         8,100
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
     Common stock issued for services                                         10,400             10,400
     Changes in assets and liabilities:
      (Increase) decrease in income tax
       receivable                                                               (929)              (150)
      Increase (decrease) in accounts payable                                  4,229              1,780                570
                                                           -------------------------    ---------------    ---------------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                       (318,488)             4,672              8,670

NET CASH PROVIDED BY FINANCING
 ACTIVITIES, net proceeds from sales of
 common stock                                                                723,943

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                                 405,455              4,672              8,670

CASH AND CASH EQUIVALENTS,
 beginning of period                                                                            400,783            392,113
                                                           -------------------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS,
 end of period                                             $                 405,455    $       405,455    $       400,783
                                                           =========================    ===============    ===============



SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION, cash paid for
 income taxes                                              $                  20,987    $           500    $           591
                                                           =========================    ===============    ===============



                 See accompanying notes to financial statements.

                                       F-6

                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 -    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

               Organization - The Company was incorporated on August 14, 1987 in the State of Delaware, and has adopted a July 31 year end. At July 31, 1998, the Company is a development stage company since it has not commenced meaningful operations and does not have any current business ventures or plans.

               Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

               Income Taxes - The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting for and reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

               Income (Loss) per Common Share - Effective July 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period income information has been restated as required by SFAS No. 128. At July 31, 1998 and 1997, the Company has unexercised common stock purchase warrants to purchase 8,000,000 shares. These unexercised warrants were not included in the computations of diluted income
               (loss)  per  share   because   their   effect   would  have  been
               antidilutive.

                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 -       CASH AND CASH EQUIVALENTS:

               Cash and cash equivalents consist of money market funds with yields of 2-5%.

NOTE 3 -       INCOME TAXES:

               At July 31, 1998, the Company has available an unused capital loss carryforward of $250,000 expiring in 2005 which may be applied against future capital gains and a net operating loss carryforward of approximately $90,000 which expires in 2008. The resulting deferred tax asset of approximately $286,800 and $136,000, at July 31, 1998 and 1997, respectively, was fully reserved because management considers it more likely then not that the deferred tax asset will not be realized.

NOTE 4 -       RESCINDED INVESTMENT:

               On August 19, 1988, the Company issued 3,500,000 restricted shares of its common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA) (a development stage company), a franchisor of general merchandise stores. An additional 21,000,000 restricted shares of the Company's common stock were placed in escrow and were to be issued if FOA attained specified profit levels. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in capital. FOA continued in the development stage through February 1990, at which time this agreement was rescinded and 3,080,000 shares of restricted stock and all of the restricted escrow shares of stock were returned to the Company. As a result of this transaction, the Company incurred total expenses of $270,734 which was comprised of acquisition and organization costs of $20,734 and the write-off of its investment in FOA of $250,000.

NOTE 5 -       STOCKHOLDERS' EQUITY:

               On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit, 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase, for $.17, one share of common stock and one Class B common stock purchase warrant, through December 31, 1998. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 per share and is exercisable through December 31, 1998.

NOTE 6 -       CONCENTRATION OF CREDIT RISK:

               The Company's cash and cash equivalents are maintained in financial institutions and, at times, exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institutions in order to keep the potential risk to a minimum.

                               U.S.A. GROWTH INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 7 -       TERMINATED MERGER:

               On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge with and into WWWC Acquisition Corporation, the surviving corporation, in a tax free merger. On January 28, 1998, WWWC informed the Company that it was unable to provide audited
               financial   statements  which  was  one  of  the  conditions  for
               consummating the merger agreement, and WWWC terminated the merger.

NOTE 8 -       RELATED PARTY TRANSACTION:

               On February 2, 1998 the Company issued 130,000 shares with a value of $10,400 to a related party as compensation for services provided.

                                                    SIGNATURES



                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: October 27, 1998


                                    U.S.A. GROWTH, INC.


                  --------------------------------
                   Robert Scher, President
                   and Chairman of the Board
                    of Directors


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Name                                        Titles             Date


                        President and Chairman                October 27, 1998
Robert Scher            of the Board of Directors
                        (Chief Executive Officer)


                        Director                              October 27, 1998
J. Peter Hans