Form 10QSB
period 1998-10-31
USA GROWTH INC
filed 1998-12-14
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of October 31, 1998, is 10,970,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                       Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - October 31, 1998
         (unaudited)                                                     3

         Statements of Operations -
           Three Months Ended October 31, 1998                           4
           and 1997 and Cumulative From August 14,
           1987 (Date of Inception) to October 31,
           1998

         Statements of Cash Flows -
         Year Ended October 31, 1998
           and 1997 Cumulative August 14, 1987 (Date
           Of Inception) to October 31, 1998                            5

         Notes to Financial Statements                                  6

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                8


PART II.          OTHER INFORMATION                                    10



                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET
                                                    October  31, 1998
                                                       (Unaudited)

                                     ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                     $408,671
         Income taxes receivable                                         1,150

         total current assets                                                        $409,821

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                                           $4,450

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         10,970,000 shares                                             $11,100
         Capital in excess of par value                                723,243
         Deficit accumulated during development stage                 (328,972)
         Total stockholders' equity                                                    405,371
                                                                                       -------

                                                                                      $409,821






                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                         Three Months Ended October 31,
                                                     October 31, 1998                   1998                       1997

INTEREST AND DIVIDEND INCOME                         $ 237,985                   $ 5,039                    $      5,204

EXPENSES:
Selling, general and
administrative expenses                               281,119                    $ 1,823                    $      1,482
Expenses incurred as a result
of rescinded investment                               270,734

                                                      551,853                      1,823                           1,482

INCOME (LOSS) BEFORE
TAXES                                                (313,868)                     3,216                            3,722
INCOME TAXES:
 Federal                                                3,739
State                                                  11,365                                                         500
                                                       15,104                                                         500

NET INCOME (LOSS)                                       (328,972)                  3,216                             3,222
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






                                                   U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                                    Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Year Ended Ended January 31,
                                            October 31, 1998                    1998                      1997

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                  $(328,972)                          $3,216                             $3,222
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Common stock issued
for services                                   10,400
Changes in assets and
liabilities:
Increase) decrease in
income taxes receivable                         (929)
Increase (decrease) in
accounts payable                               4,229
Total adjustments                             13,700

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        (315,272)                           3,216                       3,222

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                        723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                        408,671                             3,216                       3,222

CASH AND CASH EQUIVALENTS,
beginning of period                                                            405,455                    400,783

CASH AND CASH EQUIVALENTS,
end of period                                408,671                            408,671                    404,005

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                 $20,987                                                           500



                                                           5

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 31, 1998 and the results of operations and cash flows for the three months ended October 31, 1998 and 1997 and from the date of inception to October 31, 1998. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended July 31, 1998 .

        The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

        At October 31, 1998, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2005 and a net operating loss carry forward of $90,000 which expires in 2008, resulting in a deferred tax asset of approximately $286,800, which was fully reserved at October 31, 1998.

NOTE 4 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit decreased by $3,216 which represents the net gain for the three months ended October 31, 1998.

NOTE 5 - STOCKHOLDERS' EQUITY:

         On February 16, 1988, the Company successfully completed its public offering. The Company sold for $.10 per unit 8,000,000 units (each unit consisting of one share of common stock and one Class A redeemable common stock purchase warrant). One Class A warrant entitles the holder to purchase one share of common stock and one Class B common stock purchase warrant for $.17 through December 31, 1999. The Company has reserved the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 per share, exercisable through December 31, 1999.

        NOTE 6 - CONCENTRATION OF CREDIT RISK:

                  The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At October 31, 1998, the entire balance of $6,561 was insured. The Company also has $402,010 in an uninsured money market mutual fund which invests in short term U.S. government securities.

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

              Results of Operations

              The Company is a development stage company and as of October 31, 1998 had not generated any operating revenue.

              The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At October 31, 1998 the Company's cash balance was $6,561 of which $6,561 is insured by the FDIC. The remaining funds of $402,010 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $3,216 for the three months ended October 31, 1998 as compared to a net gain of $3,722 for the three months ended October 31, 1997.

                  Selling, general and administrative expenses during the three months ended October 31, 1998 were $1,823 as compared to $1,482 for the three months ended October 31, 1997, a increase of $341. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

               Management believes that inflation and changing prices will have minimal effect of operations.

              Liquidity and Capital Resources

                  The Company has had no material operations and, as of October 31, 1998, the Company had working capital of $408,671. The Company had a current ratio of 92 to 1 at October 31, 1998. Stockholders equity increased from $402,155 for the fiscal year ended July 31, 1998 to $405,371 for the three months ended October 31, 1998, which represents a net gain of $3,216 for the three months.

              The Company has no present outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may do a public offering or private placement of its securities.

         The Company's operations are not effected by the Y2K problem.

                                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated: December 14, 1998




         U.S.A. GROWTH INC.



         By:____________________________
                     Robert Scher
                     Treasurer and
                     Principal Financial
                     Officer*






        * Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.