Form 10QSB
period 1999-01-31
USA GROWTH INC
filed 1999-03-11
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of January 31, 1999, is 11,100,000 shares.




                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                                                 Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - January 31, 1999
         (unaudited)                                                                              3

         Statements of Operations -
           Six Months Ended January 31, 1999                                             4
           and 1998 and Cumulative From August 14,
           1987 (Date of Inception) to January 31,
           1999

         Statements of Operations -
           Three Months Ended January 31, 1999                                           5
           and 1998 and Cumulative From August 14,
           1987 (Date of Inception) to January 31,
           1999

         Statements of Cash Flows -
         Three months ended January 31, 1998
           and 1999 Cumulative August 14, 1987 (Date
           Of Inception) to January 31, 1999                                    6

         Statements of Cash Flows -
         Six months ended January 31, 1998
           and 1999 Cumulative August 14, 1987 (Date
           Of Inception) to January 31, 1999                                    7

         Notes to Financial Statements                                                           8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                         10







                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET
                                                    January 31, 1999
                                                       (Unaudited)

                                                              ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                                 $412,062
         Income taxes receivable                                                      1,150
                                                                                -----------

         total current assets                                                                                              $413,212

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                                                                                 $4,450

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         10,970,000 shares                                                      $11,100
         Capital in excess of par value                                         723,243
         Deficit accumulated during development stage                          (325,581)
                                                                               ---------
         Total stockholders' equity                                                                                        408,762
                                                                                                                           -------

                                                                                                                          $413,212






                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                                Six Months  Ended January 31,
                                                     January  31, 1999                           1999              1998

INTEREST AND DIVIDEND INCOME                                  $ 242,622                          $ 9,676           $10,398

EXPENSES:
Selling, general and
administrative expenses                                        282,365                           $ 3,069            $ 3,683
Expenses incurred as a result
of rescinded investment                                        270,734

                                                               553,099                             3,069              3,683

INCOME (LOSS) BEFORE
TAXES                                                         (310,477)                            6,607              6,715
INCOME TAXES:
 Federal                                                         3,739
State                                                           11,365                                                  500
                                                                15,104                                                  500

NET INCOME (LOSS)                                             (325,581)                            6,607               6,215

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






U.S.A.  GROWTH INC.
(A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                                                     (Date of Inception)
                                                     to                                Three  Months  Ended January 31,
                                                     January  31, 1999                           1999              1998

INTEREST AND DIVIDEND INCOME                                  $ 242,622                          $ 4,637            $5,194

EXPENSES:
Selling, general and
administrative expenses                                         282,365                          $ 1,246          $ 2,201
Expenses incurred as a result
of rescinded investment                                         270,734

                                                                553,099                           1,246              2,201

INCOME (LOSS) BEFORE
TAXES                                                         (310,477)                           3,391             2,993
INCOME TAXES:
 Federal                                                         3,739
State                                                           11,365
                                                                15,104

NET INCOME (LOSS)                                             (325,581)                            3,391              2,993

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





                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                                    Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended January 31,
                                            January 31, 1999                            1999                       1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                           $(325,581)                         $3,391                      $2,993
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Common stock issued
for services                                            10,400
Changes in assets and
liabilities:
Increase) decrease in
income taxes receivable                                  (929)
Increase (decrease) in
accounts payable                                        4,229
Total adjustments                                      13,700

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                 (311,881)                           3,391                         2,993

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                                 723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                  412,062                             3,391                     2,993

CASH AND CASH EQUIVALENTS,
beginning of period                                                                     408,671                    404,005

CASH AND CASH EQUIVALENTS,
end of period                                        412,062                            412,062                    406,998

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                         $20,987







                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                                    Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Six months Ended January 31,
                                            January 31, 1999                            1999                       1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                           $(325,581)                         $6,607                      $6,215
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Common stock issued
for services                                           10,400
Changes in assets and
liabilities:
Increase) decrease in
income taxes receivable                                 (929)
Increase (decrease) in
accounts payable                                        4,229
Total adjustments                                      13,700

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                  (311,881)                           6,607                     6,215

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                                 723,943

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                                  412,062                             6,607                     6,215

CASH AND CASH EQUIVALENTS,
beginning of period                                                                     405,455                    400,783

CASH AND CASH EQUIVALENTS,
end of period                                        412,062                            412,062                    406,998

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                         $20,987                                                            500


                                                           7

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 31, 1999 and the results of operations and cash flows for the three and six months ended January 31, 1999 and 1998 and from the date of inception to January 31, 1999. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10- KSB for the year ended July 31, 1998 .

        The results of operations for the three and six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

        At January 31, 1999, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2005 and a net operating loss carry forward of $90,000 which expires in 2008, resulting in a deferred tax asset of approximately $286,800, which was fully reserved at January 31, 1999.

NOTE 4 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit decreased by $3,391 which represents the net gain for the three months ended January 31, 1999.

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

        NOTE 6 - CONCENTRATION OF CREDIT RISK:

                  The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At January 31, 1999, the entire balance of $20,364 was insured. The Company also has $391,598 in an uninsured money market mutual fund which invests in short term U.S. government securities.

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

              Results of Operations

              The Company is a development stage company and as of January 31, 1999 had not generated any operating revenue.

              The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At January 31, 1999 the Company's cash balance was $20,364 of which $20,364 is insured by the FDIC. The remaining funds of $391,598 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net gain of $3,391 for the three months ended January 31, 1999 as compared to a net gain of $2,993 for the three months ended January 31, 1998.

                  Selling, general and administrative expenses during the three months ended January 31, 1999 were $1,246 as compared to $2,201 for the three months ended January 31, 1998, a decrease of $955. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

               Management believes that inflation and changing prices will have minimal effect of operations.

              Liquidity and Capital Resources

                  The Company has had no material operations and, as of January 31, 1999, the Company had working capital of $412,062. The Company had a current ratio of 92 to 1 at January 31, 1999. Stockholders equity increased from $402,155 for the fiscal year ended July 31, 1998 to $408,762 for the six months ended January 31, 1999, which represents a net gain of $6,607 for the three months.

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

        Dated: March 11, 1999




         U.S.A. GROWTH INC.



         By:_____________________
                     Robert Scher
                     Treasurer and
                     Principal Financial
                     Officer*






        * Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.