Form 10QSB
period 1999-04-30
USA GROWTH INC
filed 1999-06-16
CIK 821537

SECURITIES AND EXCHANGE COMMISSION
                                                 WASHINGTON, D.C. 20549

                                                       FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                                           or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of Common Stock, par value $.001 per share, outstanding as of April 30, 1999, is 11,100,000 shares.

                                                   U.S.A. GROWTH INC.

                                                          INDEX

                                                                                                 Page No.

PART 1 - FINANCIAL INFORMATION:

         Item 1 - Financial Information
         Balance Sheet - April 30, 1999
         (unaudited)                                                                              3

         Statements of Operations -
           Three Months Ended April 30, 1999                                                      4
           and 1998 and Cumulative From August 14,
           1987 (Date of Inception) to April 30,
           1999

         Statements of Operations -
           Nine Months Ended April 30, 1999                                                      5
           and 1998 and Cumulative From August 14,
           1987 (Date of Inception) to April 30,
           1999

         Statements of Cash Flows -
         Three months ended April 30, 1998
           and 1999 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1999                                                      6

         Statements of Cash Flows -
         Nine months ended April 30, 1998
           and 1999 Cumulative August 14, 1987 (Date
           Of Inception) to April 30, 1999                                                     7

         Notes to Financial Statements                                                         8

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                                      10







                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET
                                                     April 30, 1999
                                                       (Unaudited)

                                     ASSETS

         CURRENT ASSETS:
         Cash and cash equivalents                                     $405,068
         Income taxes receivable                                          1,150

         total current assets                                                                           $406,218

                                           LIABILITY AND STOCKHOLDERS 'EQUITY

         CURRENT LIABILITY, accounts payable                                                             $    0

         STOCKHOLDERS' EQUITY:
         Common stock, par value $.001 per share,
         authorized 100,000,000 shares, issued
         11,100,000 shares                                             $11,100
         Capital in excess of par value                                723,243
         Deficit accumulated during development stage                 (328,125)
         Total stockholders' equity                                                                       406,218

                                                                                                         $406,218






                                                   U.S.A. GROWTH INC.
                                             (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                               (Date of Inception)
                                                     to                               Three Months  Ended April 30,
                                                     April 30, 1999                     1999              1998

INTEREST AND DIVIDEND INCOME                         $ 247,121                          $ 4,499          $ 5,149

EXPENSES:
Selling, general and
administrative expenses                                289,408                          $ 7,043           $21,029
Expenses incurred as a result
of rescinded investment                                270,734

                                                       560,142                           7,043             21,029

INCOME (LOSS) BEFORE
TAXES                                                 (313,021)                         (2,544)           (15,880)
INCOME TAXES:
 Federal                                                 3,739
State                                                   11,365
                                                        15,104

NET INCOME (LOSS)                                     (328,125)                         (2,544)            (15,880)

NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                             NIL                               NIL                 NIL

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING DURING THE
         PERIOD                                                                          11,100,000      11,100,000






                                                                     U.S.A.  GROWTH INC.
                                                     (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                     Cumulative
                                                     August 14, 1987
                               (Date of Inception)
                                                     to                                  Nine  Months  Ended April 30,
                                                     April  30, 1999                      1999              1998

INTEREST AND DIVIDEND INCOME                         $ 247,121                          $14,175           $15,547

EXPENSES:
Selling, general and
administrative expenses                                289,408                          $10,112           $24,712
Expenses incurred as a result
of rescinded investment                                 270,734

                                                        560,142                          10,112            24,712

INCOME (LOSS) BEFORE
TAXES                                                  (313,021)                          4,063            (9,165)
INCOME TAXES:
 Federal                                                  3,739
State                                                    11,365                                               500
                                                         15,104                                               500

NET INCOME (LOSS)                                      (328,125)                          4,063            (9,665)

NET INCOME (LOSS) PER SHARE
 OF COMMON STOCK                                             NIL                          NIL                 NIL

WEIGHTED AVERAGE NUMBER OF
         SHARES OF COMMON STOCK
         OUTSTANDING DURING THE
         PERIOD                                                                       11,100,000       11,100,000





                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                                    Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Three Months Ended April 30,
                                            April 30, 1999                      1999                      1998

CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                  $(328,125)                          $(2,544)                  $(15,880)
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Common stock issued
for services                                  10,400
Changes in assets and
liabilities:
Increase) decrease in
income taxes receivable                        (929)
Increase (decrease) in
accounts payable                               (221)                            (4,450)
Total adjustments                             9,250

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                       (318,875)                            (6,994)                    (15,880)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                       723,943                                                         10,400

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                       405,068                              (6,994)                    (5,480)
CASH AND CASH EQUIVALENTS,
beginning of period                                                             412,062                   406,998

CASH AND CASH EQUIVALENTS,
end of period                             405,068                               405,068                   401,518

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                             $ 20,396







                                                    U.SA. GROWTH INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                STATEMENT OF CASH FLOWS
                                    Increase (Decrease) in Cash and Cash Equivalents

                                            Cumulative
                                            August 14, 1987
                                            (Date of Inception)
                                                     to                         Nine months Ended April 30,
                                            April 30, 1999                      1998                      1998


CASH FLOWS FROM OPERATING
ACTIVITIES:
         Net Income (loss)                  $(328,125)                          $4,063                  $(9,665)
Adjustments to reconcile
net income (loss) to net cash
provided by (used in) operating
activities: Common stock issued
for services                                   10,400
Changes in assets and
liabilities:
Increase) decrease in
income taxes receivable                         (929)
Increase (decrease) in
accounts payable                                (221)                     (4,450)
Total adjustments                              9,250

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        (318,875)                       (387)                      $ (9,665)

NET CASH PROVIDED BY FINANCING
  ACTIVITIES, net proceeds from
sales of common stock                        723,943                                                     10,400

NET INCREASE (DECREASE)
IN CASH
AND CASH EQUIVALENTS                        405,068                             (387)                        735

CASH AND CASH EQUIVALENTS,
beginning of period                                                             405,455                   400,783

CASH AND CASH EQUIVALENTS,
end of period                               405,068                             405,068                   401,518

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION, cash paid for
income taxes                                $20,396                                                            500


                                                           7

                                                   U.S.A. GROWTH INC.
                                             (A Development Stage Company)
                                             NOTES TO FINANCIAL STATEMENTS
                                                      (Unaudited)



        NOTE  1 - FINANCIAL STATEMENTS:

        The accompanying unaudited financial statements of U.S.A. Growth, Inc. (the "Company"), have been prepared in accordance with the instructions to Form 10-QSB. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 30, 1999 and the results of operations and cash flows for the three and nine months ended April 30, 1999 and 1998 and from the date of inception to April 30, 1999. While the Company believes that the disclosures presented are adequate to make the information contained therein not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10- KSB for the year ended July 31, 1998 .

        The results of operations for the three and nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of Bank money market account and money market mutual funds with a yield of 3-5%.

NOTE 3 - INCOME TAXES:

        At April 30, 1999, the Company has available an unused capital loss carry forward of $250,000 which may be applied against future capital gains expiring in 2005 and a net operating loss carry forward of $90,000 which expires in 2008, resulting in a deferred tax asset of approximately $286,800, which was fully reserved at April 30, 1999.

NOTE 4 - CHANGES IN STOCKHOLDERS' EQUITY:

        Accumulated deficit increased by $2,544 which represents the net loss for the three months ended April 30, 1999.

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

        NOTE 6 - CONCENTRATION OF CREDIT RISK:

                  The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 1999, the entire balance of $8,938 was insured. The Company also has $396,030 in an uninsured money market mutual fund which invests in short term U.S. government securities.

        Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Plan of Operation

              The Company  engages in research,  either by itself and/or through the use of independent consultants) (who may have to agree to receive stock of the Company in payment for their services in lieu of cash), to determine what type of business can be established by a new venture which would have potentially high profits. The Company's management has not retained any independent consultants, as the management of the Company has established numerous contacts which, on an ongoing basis, can lead to inquiries from potential acquisition contacts. However, management is currently considering retaining independent consultants to help analyze its current business strategy with a view towards restructuring or reorganizing the Company. In the event consultants are retained, it is intended that their compensation, whether in restricted securities of the Company or otherwise, will be based on the fair market value of the Company's stock and the fair market value of such services calculated on an arms-length basis.

              Results of Operations

              The Company is a development stage company and as of April 30, 1999 had not generated any operating revenue.

              The Company's only source of revenue since inception has been certificate of deposit interest income, dividends from money market funds and interest from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution. The balance is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At April 30, 1999 the Company's cash balance was $8,938 of which $8,938 is insured by the FDIC. The remaining funds of $396,030 is invested in uninsured money market mutual funds which invests in government securities. The Company had a net loss of $2,544 for the three months ended April 30, 1999 as compared to a net loss of $15,880 for the three months ended April 30, 1998.

                  Selling, general and administrative expenses during the three months ended April 30, 1999 were $7,043 as compared to $21,029 for the three months ended April 30, 1998, a decrease of $13,986. Selling, general and administrative expenses, primarily consisted of professional (legal and accounting), transfer agent and filing fees and expenses related to investigating business opportunities.

               Management believes that inflation and changing prices will have minimal effect of operations.

              Liquidity and Capital Resources

                  The Company has had no material operations and, as of April 30, 1999, the Company had working capital of $405,068. The Company had no liabilities as of April 30, 1999. Stockholders equity increased from $402,155 for the fiscal year ended July 31, 1998 to $406,218 for the nine months ended April 30, 1999, which represents a net gain of $4,063 for the nine months.

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

        Dated: June 16, 1999




         U.S.A. GROWTH INC.


         By:/s/ Robert Scher
                     Robert Scher
                     Treasurer and
                     Principal Financial
                     Officer*






        * Mr. Scher is signing this Report in the dual capacity of duly authorized officer and principal financial officer.