Form 10KSB
period 1999-07-31
USA GROWTH INC
filed 1999-11-17
CIK 821537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended July 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF
1934
For the transition period from _______________________ to _____________
Commission file number ________________________________


__________________________U.S.A. GROWTH, INC.___________________________________
(Name of small business issuer in its charter)


_	DELAWARE____________________					11-2872782
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


1530 Brookhollow Drive, Suite C, Santa Ana, CA 92705_________________________
(Address of principal executive offices) (Zip Code)


Issuer's telephone number (714) 427-0760



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes
[] No

The number of shares of Common Stock, par value $.001 per share, outstanding as of July 31, 1999 is
91,050,000 shares.

PART 1 - FINANCIAL INFORMATION

Complete financial information was not available at the time of filing this report.


ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Plan of Operation

The Company engages in research, either by itself and/or through the use of independent consultants (who may have to agree to receive stock of the Company in payment for their services in lieu of cash), to determine what type of business can be established by a new venture which would have potentially high profits. The
Company's management has established numerous contacts which, on a ongoing basis, can lead to inquiries from potential acquisition contacts. Through these contacts, the Company has entered into a potential merger with a Internet Website Shopping Mall. Pursuant to the initial stage of this merger, the Company has issued
79,950,000 shares of Common Stock to three entities in exchange for their controlling interest in their company.
As part of the merger and issuance of the shares on or about July 1, 1999, the Board of Directors has been replaced with the three entities receiving the Common Stock referred to above.

Results of Operations

The Company is a development Stage Company and as of July 31, 1999 had not generated any operating revenue.

The Company's only source of revenue since inception has been certificate of deposit interest income, dividend from money market mutual funds with an approximate yield of 5% per annum. The Company maintains its cash balance in a financial institution.

Management believes that inflation and changing prices will have minimal effect on operations

Liquidity and Capital Resources

The Company has no present, outside sources of liquidity. In the event the Company determines that its present capital is not adequate for a future acquisition, the Company may arrange for outside financing and/or may merge with an existing revenue generating entity.

The Company's operations are not effected by the Y2K problem.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 15, 1999

U.S.A. GROWTH, INC.


By:	/s/	John Anton

John Anton
President and Chief Financial Officer