Form 10KSB/A
period 1999-07-31
USA GROWTH INC
filed 2000-02-16
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-KSB/A
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY
31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                  COMMISSION FILE NUMBER: 000-20277

                     WORLD SHOPPING NETWORK, INC.
       (Exact name of registrant as specified in its charter)

      Delaware                                          11-2872782
(State or jurisdiction of  incorporation          (I.R.S. Employer
          or organization)                      Identification No.)

1530 Brookhollow Drive, Suite C, Santa Ana, California      92705
    (Address of principal executive offices)             (Zip Code)

             Registrant's telephone number:  (714) 427-0760

    Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes       No    X   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 2000: Common Stock, par value $0.001 per share -- $3,204,862. As of February 1, 2000, the Registrant had 12,515,405 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I                                                         PAGE

ITEM 1.  BUSINESS                                                 3

ITEM 2.  PROPERTIES                                               5

ITEM 3.  LEGAL PROCEEDINGS                                        5

ITEM 4.  SUBMISSION TO MATTERS TO VOTE
         OF SECURITY HOLDERS                                      5

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                          6

ITEM 6.  PLAN OF OPERATION                                        7

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              9

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                   9

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT                                               9

ITEM 10. EXECUTIVE COMPENSATION                                  10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                   10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS                                            11

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
         AND REPORTS ON FORM 8-K                                 12

SIGNATURES                                                       12

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development.

The Registrant was originally incorporated on August 14, 1987 in the State of Delaware, and has adopted a July 31 year-end. At July 31, 1999, the Registrant was a development stage company, since it has not commenced its planned principal operations. Since its inception, the Registrant has engaged in research, internally and through the use of independent consultants, to determine what type of business could be established by a new venture, which would have potentially high profits.

Pursuant to a Share Exchange Agreement dated as of August 16, 1999, among the Registrant, TriStar Diversified Ventures, L.L.C. ("TriStar"), John J. Anton, and Nick Markulis, TriStar and Messrs. Anton and Markulis exchanged all of their shares of common stock of World Shopping Network, Inc., a Wyoming corporation ("WSN"), for an aggregate of 79,950,000 newly issued shares of common stock of the Registrant (the "Exchange"). As a result of the Exchange (a) TriStar held 54,000,000 shares of common stock, which represented approximately 58% of the issued and outstanding common stock, (b) John J. Anton held 15,000,000 shares of the Common Stock, which represented approximately 16% of the issued and outstanding common stock, and (c) Nick Markulis held 10,950,000 shares of common stock, which represented approximately 12% of the issued and outstanding common stock. As a result of the Share Exchange Agreement the Registrant owned approximately 59% of the issued and outstanding shares of WSN and WSN was a majority owned subsidiary of the Registrant.

The Registrant's Board of Directors unanimously approved the following actions at a meeting duly held and called on August 17, 1999: (i) the merger of WSN with and into the Registrant; (ii) a reverse split of the issued and outstanding shares of the common stock on a one-for-twelve (1:12) basis; (iii) an amendment ("Share Amendment") to the Certificate of Incorporation of the Registrant to implement the reverse stock split and to change the name of the Registrant to World Shopping Network, Inc.; and (iv) the election of new directors of the Registrant. These proposals were subsequently approved by written consent of a majority of the common shares of the Registrant, with the Registrant being the surviving corporation in the merger.

(b)  Business of Registrant.

Since its inception in August 1987, the Registrant has not generated any operating revenues. The Registrant engages in research, either by itself and/or through the use of independent consultants, to determine what types of business can be established by a new venture which would have potentially high profits. The Board of Directors has given careful consideration to the Merger, the relative values of the Registrant and WSN and the potential benefits of the Merger. Based on the foregoing considerations the Board of Directors believes that the transactions contemplated by the Plan and Agreement of Reorganization ("Merger Agreement") pursuant to which the Merger will be effected are fair and in the best interest of the Registrant and its stockholders.

WSN is an early development stage. Registrant engaged in providing 24-hour, seven-day worldwide Internet-based service on-line for the direct sale and delivery of a wide variety of competitively priced consumer products and services. WSN's objective is to become a dominant international electronics retailer.

Formed in January 1994, WSN began operations in April 1994. To date, the WSN's principal activities have focused on: (a) the development and implementation of an Internet shopping model, the WSN Mall; (b) the development of proprietary technology to support such model; (c) an analysis of products and services to be offered; (d) relationship development with providers of such products and services; (e) the design, development and implementation of Proprietary merchandising and marketing techniques to support the WSN Mall model; and (f) the identification and building of a management team.

The WSN's primary marketing objective is to make it convenient for the E-Commerce consumer to purchase a broad range of products and services at prices that are highly competitive with traditional mail order and electronic retail channels.

To accomplish this objective the WSN has developed a nontraditional retail model, its WSN Mall Internet Department Store. WSN Mall differs from most other shopping sites on the Internet because it is a true retail "store." Most other shopping sites on the Internet are `Malls'. When a consumer visits the "Malls", they are in most cases actually reviewing a list of manufacturers and resellers who have their own separate Web sites. The consumer must then link to one of these other sites by actually leaving the "Mall" location.

Most of these manufacturers and resellers do not have the capability of selling their products directly over the Internet, so once at the new site, the consumer must call an 800 number to place an order separately by phone. In other cases, the manufacturer or reseller will present a list of local "dealers" the consumer can visit. As a result, most "Malls" on the Internet essentially become electronic advertising agencies. Consequently, no unique advantage to the telephone-mail order format is provided to the consumer.

WSN Mall, on the other hand, is a true retailer. When a consumer comes "into" the WSN Mall store, they have the capability of purchasing any product presented directly, without having to go to another site or call an 800 number. By dealing directly with WSN Mall, the consumer is assured of the overall satisfaction and convenience of purchasing from a `one stop' shopping source.

In addition, WSN Mall offers a value-added shopping experience by featuring the ability to process the transaction conveniently, while presenting a broad range of products at exceptional prices in a global format for any shopper who can access the Internet.

The WSN Mall model is based on demand for convenient purchases of a broad range of consumer products and services. Its revenues are primarily generated by the sale of the products and services offered through its Web site. Consequently, WSN Mall has a vested interest in ensuring those products and services are purchased.

The Internet "Malls" have little or no such incentive to sell products and services because their revenues are generated by "advertising" others' Web sites.

In dealing directly with WSN Mall, manufacturers and other product suppliers are assured of a low-cost distribution channel to a large potential customer base by working with an organization that is highly motivated to sell those suppliers' products and services. Other advantages to this supplier include increasing market share without increasing personnel, administrative and advertising costs. Products are promoted globally without increasing advertising expenditures. By presenting products and services under the WSN Mall advertising umbrella, promotion of product is assured in each advertising vehicle WSN Mall undertakes.

By increasing market share without additional associated costs (normally 15% to 40% of total product costs) the suppliers can offer their products and services at a reduced cost to WSN Mall. In turn, WSN Mall intends to pass these cost savings on to its customers. The Registrant also offers a Frequent Buyer program that rewards customer loyalty by providing the opportunity to accrue points for purchases. Such points are then redeemed for additional discounts and sales incentives at later dates.

WSN Mall offers substantial savings to the consumer, as compared to traditional retail storefront pricing and more modest savings from mail order and catalog sales. Consequently, the WSN Mall customer will receive a broad range of products and services on terms representing unprecedented value and convenience.

ITEM 2.  PROPERTIES.

The Registrant owns approximately $100,000 in general office equipment and furniture.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant's Board of Directors unanimously approved the following actions at a meeting duly held and called on August 17, 1999: (i) the merger of World Shopping Network, Inc., a Wyoming corporation ("WSN"), with and into the Registrant ("Merger");
(ii) a reverse split of the issued and outstanding shares of the Common Stock on a one-for-twelve (1:12) basis ("Reverse Stock Split"); (iii) an amendment ("Share Amendment") to the Certificate of Incorporation of the Registrant to implement the Reverse Stock Split and to change the name of the Registrant to World Shopping Network, Inc. ("Name Change"); and (iv) the election of new directors of the Registrant.

Under applicable Delaware Law, approval of the Merger and the Share Amendment requires an affirmative vote of a majority of the outstanding shares of Common Stock. On August 17, 1999, holders of a majority of the issued and outstanding shares of Common Stock approved the Merger and the Share Amendment by written consent in accordance with and as permitted by Section 228 of the General Corporation Law of the State of Delaware ("Delaware Law").

An Information Statement was furnished by the Board of Directors of the Registrant to the holders of record at the close of business on August 16, 1999, of the Registrant's outstanding common stock, par value $0.001 per share pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. The Merger was completed upon the terms and conditions provided in the Agreement and Plan of Merger dated as of September 15, 1999 by and among the Registrant, WSN and the principal stockholders of the Registrant. The Merger Agreement provides for WSN to be merged with and into the Registrant, with the Registrant being the surviving corporation.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information.

The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending June 30, 2000

                                               High        Low

First Quarter *                                0.44        0.25
Second Quarter **                              2.81        0.25

* Includes only August and September 1999 due to fiscal year change.

** Reflects the new trading price which resulted from the 12 to 1 reverse split which occurred in October 1999. The Shares did not trade for the period of October 2, 1999 to November 4, 1999.


Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended July 31, 1999

                                              High         Low

First Quarter                                 0.13         0.12
Second Quarter                                0.13         0.10
Third Quarter                                 0.11         0.10
Fourth Quarter                                0.59         0.10

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended July 31, 1998

                                              High         Low

First Quarter                                 0.47         0.23
Second Quarter                                0.28         0.08
Third Quarter                                 0.13         0.08
Fourth Quarter                                0.125        0.11

(b)  Holders of Common Equity

As of February 1, 2000, there were 203 shareholders of record of the Registrant's common stock.

(c)  Dividends

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

ITEM 6.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Plan of Operation.

The Registrant can satisfy its cash requirements for approximately one year with the cash available at July 31, 1999.
The Registrant will need to raise additional capital in the next
12 months from July 31, 1999 in order to meet its continuing requirements.

The Registrant intends to expand its existing business lines during the next 12 months. In addition, it intends to seek one or more suitable candidates for merger with the Registrant. The Registrant will seek merger candidates that have an existing business that compliments the existing plan of business of the Registrant. The Registrant does not expect to significantly change its number of employees during the next 12 months.

Capital Expenditures.

There were no material capital expenditures during the 1999 fiscal year.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements".

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended July 31, 1999, and for the year ended July 31, 1998 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Directors and Executive Officers.

John J. Anton, President/Chief Executive Officer/Director.

Mr. Anton, age 70, retired from National Broadcasting Company, Inc. as its operations producer (sports) in 1993 and since that time he has been active as an independent businessman and consultant. He joined the Registrant on a fulltime basis in 1995 and became its President in 1996. Mr. Anton has attended St. Ambrose College and the Don Martin School of Broadcasting.

John Moore, Vice President, Information Systems/Director

Since 1995, Mr. Moore, age 29, has been the Vice President of Information Systems for the Registrant. Prior to that time he taught computer science at Glendale College, Glendale, California. Mr. Moore has gained substantial experience in computer administration and programming, focusing on networking technologies. He received Bachelor of Arts degrees in Journalism and Political Science from University of San Diego, and a Masters Degree in International Business from Monterey Institute of International Studies.

Martin Bloomenstein, Vice President, Finance/Director

Since 1996, Mr. Bloomenstein, age 62, has been the Vice President of Finance for the Registrant. Prior to that time he was an officer, director and consultant of APN, Inc., a SMR development company. Mr. Bloomenstein has been a certified public accountant for approximately 35 years. He received his Bachelor of Science Degree from New York University.

(b) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. The Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

                    SUMMARY COMPENSATION TABLE

               Annual Compensation     Long Term Compensation
                                         Awards         Payouts
                              Other             Securities
Name and                      annual               under-        All
Principal   Year              compen Restricted    lying        other
Position         Salary Bonus sation    stock      options LTIP compen
                   ($)   ($)   ($)     award(s)    SARs    pay  sation
                                         ($)       (#)     outs   ($)
                                                            ($)
(a)         (b)    (c)    (d)   (e)      (f)         (g)    (h)   (i)
John J.     1999    0      0     0        0           0      0     0
Anton,      1998    0      0     0        0           0      0     0
President   1997    0      0     0        0           0      0     0

John        1999    0      0     0        0           0      0     0
Moore,      1998    0      0     0        0           0      0     0
V.P.,Info   1997    0      0     0        0           0      0     0
Systems

Martin      1999    0      0     0        0           0      0     0
Bloomen-    1998    0      0     0        0           0      0     0
Stein       1997    0      0     0        0           0      0     0
V.P.
Finance

There are no annuity, pension or other benefits, including long-term compensation, proposed to be paid to the named officers of the Registrant as there is no plan currently existing which provides for such payments by the Registrant or any of its subsidiaries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of February 1, 2000 (issued and outstanding common stock of 12,515,405) by
(i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of    Name and Address of          Amount of         Percent of
Class        Beneficial Owner      Beneficial Ownership (1)   Class

Common      TriStar Diversified         4,500,000             35.96%
Stock       Ventures, L.L.C.
            1601 East Flamingo Rd.
            Suite 18
            Las Vegas, NV 89119

Common      John J. Anton               1,250,000              9.99%
Stock       1530 Brookhollow Drive
            Suite C
            Santa Ana, CA 92705

Common      Nick Markulis                 912,500              7.29%
Stock       3685 Bear Street
            Apt. 5
            Santa Ana, CA 92704

Common      John Moore                    600,000              4.79%
Stock       1530 Brookhollow Drive
            Suite C
            Santa Ana, CA 92705

Common      Martin Bloomenstein              0                 0.00%
            1530 Brookhollow Drive
            Suite C
            Santa Ana, CA 92705

Common      Shares of all directors     1,850,000             14.78%
Stock       and executive officers
            as a group (3 persons)

(1) Other than as footnoted, none of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules              Page

Report of Independent Accountants                              14

Balance Sheet of the Registrant as
of July 31, 1999                                               15

Statements of Operations for the year ended
July 31, 1999 and the year ended July 31, 1998                 16

Statements of Shareholders' Equity for the year
ended July 31, 1999 and the year ended July 31, 1998           17

Statements of Cash Flows for the year ended
July 31, 1999 and the year ended July 31, 1998                 18

Notes to Financial Statements                                  19

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c)  Exhibits included or incorporated by reference herein: See
Exhibit Index

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     World Shopping Network, Inc.
Dated: February 11, 2000             By: /s/ John J. Anton
                                     John J. Anton, President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature                    Title                           Date

/s/ John J. Anton   President, Chief Executive    February 11, 2000
John J. Anton       Officer, Director

/s/ John Moore      Vice President, Information   February 11, 2000
John Moore          Systems, Director

/s/ Martin          Vice President, Finance       February 11, 2000
Bloomenstein        (principal financial and
Martin              accounting officer),
Bloomenstein        Director

               INDEPENDENT AUDITOR'S REPORT


Board of Directors
World Shopping Network, Inc. (formerly known as U.S.A. Growth,
Inc.)

We have audited the accompanying consolidated balance sheet of World Shopping Network, Inc. and subsidiary (formerly known as U.S.A. Growth, Inc.) (the "Company"), a development stage company, as of July 31, 1999, and the related consolidated statements of operations, and cash flows for the period August 14, 1987 (date of inception) to July 31, 1999, and for the years ended July 31, 1999 and 1998, and stockholders' equity for the years ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1999, and the results of its operations and its cash flows for the period August 14, 1987 (date of inception) to July 31, 1999 and for the years ended July 31,1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 8 to the financial statements, the Company has been in the development stage since its inception. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters which raise doubt about the Company's ability to continue as a going concern are also disclosed in Note 8 to the financial statements. The continued existence of the Company is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KEYHAN COMPANY
AN ACCOUNTANCY CORPORATION
December 28, 1999

            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                   (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET
                           JULY 31, 1999

                              ASSETS

CURRENT ASSETS
Cash and cash equivalents                                 $ 454,540
Income taxes receivable                                       2,273
Deferred tax asset, net of valuation
 Allowance of $71,000                                          -

                                                          $ 456,813

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                     $   1,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.001 per share,
 authorized 100,000,000 shares, issued
 and outstanding 1,125,000                   $  13,500
Paid in capital                                768,843
Accumulated deficit during development
 Stage                                        (326,752)

                                                            455,591

                                                          $ 456,813

The accompanying notes are an integral part of these financial
Statements.

            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                 (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Cumulative
                                                    August 14, 1987
                          Year ended July 31        (Date of Inception)
                       1999                1998      to July 31, 1999

INTEREST AND DIVIDEND
INCOME                 $   18,708     $  21,041     $        251,654

EXPENSES
 Selling, general
 and administrative        14,295        28,399              293,591

 Expenses incurred as a
 result of rescinded
 investment                  -             -                 270,734
                           14,295        28,399              564,325

INCOME (LOSS) BEFORE
INCOME TAX                  4,413        (7,358)            (312,671)

INCOME TAX PROVISION
(BENEFIT
 Federal                     -             -                   3,739
 State                     (1,023)         -                  10,342

                           (1,023)         -                  14,081

NET INCOME (LOSS)           5,436        (7,358)            (326,752)

BASIC INCOME (LOSS)
PER SHARE OF COMMON
STOCK                         0.01        (0.01)               (0.39)

WEIGHTEDAVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING                932,692      919,583              834,144

The accompanying notes are an integral part of these financial
Statements.


            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
            (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Accumulated
                                                       Deficit During
                       Common Stock       Paid in      Development
                  Shares          Amount  Capital        Stage

BALANCES,
AUGUST 14, 1987
(INCEPTION)            -               -        -                 -

COMMON STOCK
ISSUED TO
FOUNDING
STOCKHOLDERS      2,550,000       2,550    (2,550)                -

COMMON STOCK
ISSUED AT
INITIAL PUBLIC
OFFERING          8,000,000       8,000   715,523

COMMON STOCK
ISSUED FOR
SERVICES            420,000         420         -                 -

NET LOSS                  -           -         -          (324,830)

BALANCES
JULY 31, 1997    10,970,000      10,970   712,973          (324,830)

COMMON STOCK
ISSUED FOR
SERVICES            130,000         130    10,270                 -

NET LOSS                  -           -         -            (7,358)

BALANCES
JULY 31, 1998    11,100,000      11,100   723,243          (332,188)

COMMON STOCK
ISSUED FOR
CASH              2,400,000       2,400    45,600                  -

NET INCOME                -           -         -            (5,436)

                 13,500,000      13,500   768,843          (326,752)

12 TO 1
REVERSE
SPLIT                   /12           -         -                  -

BALANCES
JULY 31, 1999     1,125,000      13,500  768,843           (326,752)

The accompanying notes are an integral part of these financial
Statements.


            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
              (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                   (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Cumulative
                                                      August 14, 1987
                                                      (Date of
                        Year Ended July 31            Inception) to
                       1999            1998           July 31, 1999

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Income (loss)      $   5,436       $   (7,358)    $  (326,752)

Adjustments to
reconcile net income
(loss) to net cash
provided (used by
operating activities

Increase in accounts
receivable                (1,123)            (150)         (2,273)

Increase (decrease) in
accounts payable and
accrued expenses          (3,228)           1,780           1,222

                           1,085           (5,728)       (327,803)

CASH FLOWS FROM
FINANCING ACTIVITIES

Common stock issued
for services                   -           10,400          11,100
Net proceeds from sale
of common stock           48,000                -         771,243

                          48,000           10,400         782,343

NET INCREAE IN CASH
AND CASH EQUIVALENTS      49,085            4,672         454,540

BEGINNING CASH AND
CASH EQUIVALENTS         405,455          400,783               -

ENDING CASH AND
CASH EQUIVALENTS         454,540          405,455         454,540

The accompanying notes are an integral part of these financial
Statements.

           WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING  POLICIES

Organization and Nature of Operations

U.S.A. Growth, Inc. ("USAG") was incorporated on August 14, 1987 in the state of Delaware, and has adopted a July 31 year-end. At July 31, 1999, USAG was a development stage company, since it has not commenced its planned principal operations. Since its inception, USAG has engaged in research, internally and through the use of independent consultants, to determine what type of business could be established by a new venture, which would have potentially high profits.

In September 1999 USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company). WSN operates an Internet shopping mall and other Internet related services. As a result of the merger, USAG changed its name to World Shopping Network, Inc. (the "Company"), and will change its fiscal year-end to June 30. See Note 9.

Accounting Method

The Company uses the accrual method of accounting for financial statement and tax return purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Growth
Net Inc., a Nevada corporation. Intercompany transactions have been eliminated in the consolidation.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three moths or less to be cash equivalents.

Concentration of Credit Risk.

Cash balances are maintained at several banks. Accounts at each institution are insured by the Federal Deposit Insurance
Corporation ("FDIC") up to $100,000.

Cash equivalents include approximately $400,000 in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value at July 31, 1999.

Income Taxes

The Company complies with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Income (Loss) per Common Share

Effective July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At July 31, 1999 and 1998, the company has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding during the period, retroactively adjusted for the stock split discussed in Note3.

NOTE 2:  RESCINDED INVESTMENTS AND TERMINATED MERGERS

In 1988, the Company issued 3,500,000 (291,667 post-split) restricted shares of common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA), a franchisor of general merchandise stores. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in capital. In 1990, this agreement was rescinded as FOA failed to achieve the specified profit levels, and 3,080,000 (256,667 post-split) shares of restricted stock were returned to the Company. The Company issued the remaining 420,000 (35,000 post-split) shares to the underwriter as compensation for services rendered. As a result of this transaction, the Company incurred total expenses of $270,734, which consisted of acquisition and organization costs of $20,734, and the write-off of its investment in FOA of $250,000.

On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Company and WWWC would merge into WWWC Acquisition Corporation, in a tax-free transaction. On January 28, 1998, WWWC informed the Company that it was unable to provide audited financial statements, which was one of the conditions for consummating the merger. As a result, WWWC terminated the merger.

NOTE 3:  STOCKHOLDERS' EQUITY

On February 16, 1988, the Company successfully completed its public offering and sold 8,000,000 (666,666 post-split) units at $.10 per unit. Each unit consists of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant entitles the holder to purchase, for $.17 ($2.04 post split), one share of common stock and one Class B common stock purchase warrant, through December 31, 1999. The Company has the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 ($3.00 post-split) per share and is exercisable through December 31, 1999.

Reverse Stock Split

On July 2, 1999, the Company declared a 12 to 1 reverse stock split at which time the Company's issued and outstanding shares amounted to 13,500,000. As a result of the reverse split, the Company's issued and outstanding shares of common stock as of July 31, 1999 are 1,125,000.

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Company issued 130,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided.

On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash.

NOTE 5:  MERGERS AND ACQUISITIONS

During May and June 1999, the Company acquired 13.5 million shares of Growth Net Inc. (GNI) common stock for $455,583 in cash. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly-owned non-operating subsidiary of the Company.

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby these entities would merge and operate as WSN. See Note 9.

NOTE 6:  INCOME TAXES.

For the period from inception to July 31, 1999, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary difference at July 31, 1999; the estimated income tax effect of such differences approximated $71,000.

The reported income tax benefit differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of the state income tax effect at a rate of approximately 9%. The components of the deferred income tax benefit are set forth below:

                                                       Inception to
                    July 31, 1999     July 31, 1998    July 31, 1999

                         $ 0              $2,000          $69,000

As of July 31, 1999, the Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $90,000 and $250,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2003.

The Company's accounting NOL carryforward approximates $325,000 at July 31, 1999. The related deferred tax asset arising in 1998 and 1997 approximated $0 and $7,500, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future year, the Company has recorded a 100% valuation allowance against the July 31, 1999 balance of this deferred tax asset.

A summary of the activity in the valuation allowance for the deferred tax asset for the years ended July 31, 1999 and 1998 is presented below:

Amount

Balance at August 1, 1997                            $  69,000

Adjustment for 1997 deferred tax asset                   2,000

Balance at July 31, 1998                                71,000

Adjustment for 1998 deferred tax asset                       -

Balance at July 31, 1999                            $   71,000

NOTE 7:  SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes of $500 were paid during the year ended July 31, 1999. The cumulative tax payment from August 17, 1987 (date of inception) through July 31, 1999 was $20,987.

NOTE 8:  GOING CONCERN

The Company is a development stage company, as defined in the SFAS No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and has not generated any operating revenues. It is the Company's belief that it will continue to incur losses for at least the next 12 months, and as a result will require additional funds from equity investments to meet such needs. The continued existence of the Company is dependent upon its ability to meet future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 9:  SUBSEQUENT EVENT

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby such entities would merge and operate as WSN. The merger agreement provides for WSN to be merged with and into USAG, which is the surviving corporation. The merger is tax free under Internal Revenue Code 361. If all of WSN's stockholders execute the merger agreement, of the issued and outstanding shares of WSN common stock shall be converted into an aggregate of 4,551,162 shares of USAG common stock (approximately 2.5 shares of USAG common stock for each outstanding share of WSN common stock). Effective September 30, 1999, USAG changed its name to World Shopping Network, Inc. The certificate of incorporation and bylaws of USAG will continue to govern the operation of the Company.

Management will account for the merger as a capital stock transaction (as opposed to a business combination, as that term is defined by generally accepted accounting principles) because the reorganization is a "reverse acquisition" involving a public shell entity. Accordingly, the merger will be reported as a reorganization of WSN, which is considered the acquirer for accounting purposes.

There are certain restrictions on the sale or other transfer of the Company's common stock issued under the merger. Such stock, generally referred to as "Rule 144 stock", was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its requirements. Each exchanging shareholder agreed to (1) acquire such stock for his/her own account and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend
(a) documenting these restrictions and (b) requiring a legal opinion that any proposed sale is exempt from registration under the Act.

The accompanying financial statements do not reflect any adjustments as a result of this merger. The financial statements of WSN have been audited for the years ended June 30, 1999 and 1998.

The following unaudited proforma information is based on the aforementioned financial statements.

                                          WSN
                                        HISTORICAL        PRO FORMA

Cash and cash equivalents               $  122,532        $  577,072

Other assets                                39,267            41,540

Accounts payable and accrued expenses       23,869            25,090

Stockholders' equity                       137,930           595,522

Revenues                                    40,984            57,201

Expenses                                   334,430           348,725

Net loss                                  (293,446)         (288,010)

The above historical column represents WSN financial information as of or for the year ended June 30, 1999. In the pro forma presentation, the historical column has been added to the Company's July 31, 1999 financial information, and the combined data have been adjusted assuming that (a) the merger occurred on July 31, 1999 and (b) all of WSN's stockholders elected to convert their shares. WSN's July 1999 financial activity is not material to the pro forma presentation.

If the merger had occurred on August 1, 1997, the pro forma effect on basic and diluted income/loss per share for fiscal 1998 and 1999 would not have been significant.

Since the merger is not a business combination, additional pro forma financial information otherwise required by the rules and regulations of the Securities and Exchange Commission ("SEC") has not been presented.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

As of December 28, 1999, the Company was delinquent on several filing requirements to the SEC. These filings include Form 10-KSB for the year ended July 31, 1999, Form 10-Q for the quarter ended September 30, 1999, and Form 8-K to announce the consummation of the merger, and report the change in the Company's fiscal year-end to June 30.

As of December 28, 1999, the sanctions (if any) that could be imposed by the SEC, the National Association of Securities Dealers, and/or any state securities commission as a result of the matters described in the preceding paragraph are unknown. Possible sanctions may include as enforcement action and/or suspension of (1) trading in the Company's stock and/or warrants and (2) the ability of securities dealers to make a public market in the Company's securities.

NOTE 11:  YEAR 2000 COMPLIANCE (UNAUDITED)

The management is utilizing both internal and external resources, as appropriate, to ensure that all mission critical systems will be Y2K compliant. Management has also taken reasonable steps to assess the Y2K compliance of its significant third parties. Management believes that all necessary actions have been taken to address this issue, although there can be no assurance as to the outcome of the conversion efforts.

                            EXHIBIT INDEX

Number                        Exhibit Description

2 Agreement and Plan of Merger (incorporated by reference to the Definitive Information Statement filed on October 1, 1999).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).

3.2 Certificate of Merger (which includes amendment to Articles of Incorporation (see below).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996).

4       Share Exchange Agreement (see below).

27      Financial Data Schedule (see below).