Form 10KSB/A
period 1999-07-31
USA GROWTH INC
filed 2000-02-25
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                          FORM 10-KSB/A
                        (Amendment No. 2)

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY
31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-20277

                      USA GROWTH, INC. (1)
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

Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $0.001 Par Value;
               Class A Warrants; Class B Warrants; Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes            No    X      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 1999: Common Stock, par value $0.001 per share -- $5,084,400. As of July 31, 1999, the Registrant had 13,500,000 shares of common stock issued and outstanding.

(1) Effective September 30, 1999, the name of the Registrant was changed to World Shopping Newtork, Inc.

                        TABLE OF CONTENTS

PART I                                                        PAGE

ITEM 1.  BUSINESS                                                3

ITEM 2.  PROPERTIES                                              3

ITEM 3.  LEGAL PROCEEDINGS                                       3

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS       4

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                         4

ITEM 6.  PLAN OF OPERATION                                       5

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                  6

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      6

ITEM 10. EXECUTIVE COMPENSATION                                  7

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                   8

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          8

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
         AND REPORTS ON FORM 8-K                                 9

SIGNATURES                                                       9

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development.

USA Growth, Inc., a Delaware corporation ("Registrant"), was originally incorporated on August 14, 1987 in the State of Delaware, and has adopted a July 31 year-end. At July 31, 1999, the Registrant was a development stage company, since it has not commenced its planned principal operations.

(b)  Business of Registrant.

Since its inception in August 1987, the Registrant has not generated any operating revenues. The Registrant engages in research, either by itself and/or through the use of independent consultants, to determine what types of business can be established by a new venture which would have potentially high profits.

(c)  Competition.

There are inherent difficulties for any new company seeking to enter an established field. With regard to the proposed business of the Registrant, namely the origination of presently unknown subsidiaries and the operation of such subsidiaries, these difficulties are compounded since there are numerous firms which are more experienced, better established and better financed than the Registrant in the originating of profitable subsidiaries.Additionally, many of these firms have personnel experienced in running such subsidiaries, unlike the Registrant. Furthermore, the Registrant's present capital will only permit the Registrant to organize relatively few subsidiaries which
will face competition from firms which  are  larger,   more
experienced  and  better   established  than  these subsidiaries.
Additionally, small "start-up" firms such as the Registrant, with insignificant resources, are at a very serious disadvantage against established competitors.

(d)  Employees.

At the present time, the Registrant has no employees and does not have any present intention to hire any. Each of the Registrant's officers devotes ten percent or less of his time to the affairs of the Registrant, and does not receive any remuneration.

ITEM 2.  PROPERTIES.

None.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

The Registrant's common stock is traded in the over-the-counter market and the range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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

(b)  Holders of Common Equity

As of July 31, 1999, there were 71 shareholders of record of the Registrant's common stock.

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

(d)  Equity Securities Sold Without Registration

On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash. This transaction was accomplished pursuant to Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. No discounts or commissions were paid in connection with these sales. The class of persons to whom these sales were made is sophisticated Investors.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

(a)  Directors and Executive Officers.

Robert Scher, President/Treasurer/Chairman of the Board.

Mr. Scher, age 56, has been President and Chairman of the Board of the Company since July 10, 1995. In addition, he has been President, Treasurer and Chairman of the Board of two publicly held corporations, Hunter Industrial Facilities, Inc. and World Television Inc. He graduated in 1963 from the City University of New York, Baruch College, with a B.A. in Accounting. He has been an Associate Accountant with the Health and Hospital Corporation of New York since 1971. He has been a private investor for approximately thirty years. Mr. Scher will devote such time to the Company as the Board of Directors may require. It is believed that he will devote approximately 10% of his time to the affairs of the Company.

J. Peter Hans. Secretary/Director.

Mr. Hans, age 53, has been a Director of the Company since its inception and since 1995 has been its Secretary. Since June 1994, Mr. Hans has been self employed as a financial consultant. From January 1990 to June 1994, Mr. Hans was employed by UMB Bank and Trust Company and most recently as Vice President in the Private Banking Division. From 1979 to 1990, Mr. Hans was employed by Bank Leumi Trust Company of New York in various positions. Mr. Hans has completed advance graduate work in International Economics and Finance.

The Company does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. During the last fiscal year, the Board of Directors met on two occasions.

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
                                         ($)       (#)     outs   ($)
                                                            ($)
(a)         (b)    (c)    (d)   (e)      (f)         (g)    (h)   (i)

Robert     1999    0      0     0        0           0      0     0
Scher,     1998    0      0     0        0           0      0     0
President, 1997    0      0     0        0           0      0     0
Treasurer

J.Peter    1999    0      0     0        0           0      0     0
Hans,      1998    0      0     0        0           0      0     0
Secretary  1997    0      0     0        0           0      0     0

There are no annuity, pension or other benefits, including long-term compensation, proposed to be paid to the named officers of the Registrant as there is no plan currently existing which provides for such payments by the Registrant or any of its subsidiaries.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of July 31, 1999 (issued and outstanding common stock of 13,500,000, 8,000,000 Class A Warrants (currently exercisable at $0.17 per share until December 31, 1999) and 8,000,000 Class B Warrants (currently exercisable at $0.25 per share until December 31, 1999), for a total issued and outstanding shares of 29,500,000) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of    Name and Address of          Amount of         Percent of
Class        Beneficial Owner      Beneficial Ownership (1)   Class

Common      Robert Scher                 20,000               0.07%
Stock       900 West 190th Street
            New York, NY 10040

Common      J. Peter Hans               100,000               0.34%
Stock       110-50 71st Road
            Forest Hills, NY 11375

Common      Shares of all Directors     120,000               0.41%
Stock       and executive officers
            as a group (2 persons)

(1) Other than as footnoted, none of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.


PART IV.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a) Index to Financial Statements and Schedules               Page

Report of Independent Accountants                               10

Balance Sheet of the Registrant as
of July 31, 1999                                                11

Statements of Operations for the year ended
July 31, 1999 and the year ended July 31, 1998                  12

Statements of Shareholders' Equity for the year
ended July 31, 1999 and the year ended July 31, 1998            13

Statements of Cash Flows for the year ended
July 31, 1999 and the year ended July 31, 1998                  14

Notes to Financial Statements                                   15

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

                                  World Shopping Network, Inc.
                                 (formerly know as USA Growth, Inc.)



Dated: February 22, 2000          By: /s/ John J. Anton
                                  John J. Anton, President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the date indicated:

Signature                   Title                        Date

/s/ John J. Anton          President, Chief        February 22, 2000
John J. Anton              Executive Officer,
                           Director

/s/ John Moore             Vice President,
                           Information Systems     February 22, 2000
                           Director

/s/ Martin Bloomenstein    Vice President, Finance February 22, 2000
Martin Bloomenstein        (principal financial
                           and accounting officer),
                           Director

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

NET INCREASE IN CASH
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

In September 1999 USAG entered into a merger agreement with World Shopping Network, Inc. ("WSN") (a development stage company). WSN operates an Internet shopping mall and other Internet related services. As a result of the merger, USAG changed its name to World Shopping Network, Inc. ("Company"), and will change its fiscal year-end to June 30. See Note 9.

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

NOTE 2:  RESCINDED INVESTMENTS AND TERMINATED MERGERS

In 1988, the Company issued 3,500,000 (291,667 post-split) restricted shares of common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. ("FOA"), a franchisor of general merchandise stores. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in capital. In 1990, this agreement was rescinded as FOA failed to achieve the specified profit levels, and 3,080,000 (256,667 post-split) shares of restricted stock were returned to the Company. The Company issued the remaining 420,000 (35,000 post-split) shares to the underwriter as compensation for services rendered. As a result of this transaction, the Company incurred total expenses of $270,734, which consisted of acquisition and organization costs of $20,734, and the write-off of its investment in FOA of $250,000.

On July 1, 1997, the Company entered into an agreement with World Wide Web Casinos, Inc. ("WWWC"), whereby the Company and WWWC would merge into WWWC Acquisition Corporation, in a tax-free transaction. On January 28, 1998, WWWC informed the Company that it was unable to provide audited financial statements, which was one of the conditions for consummating the merger. As a result, WWWC terminated the merger.

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

NOTE 5:  MERGERS AND ACQUISITIONS

During May and June 1999, the Company acquired 13.5 million shares of Growth Net Inc. (GNI) common stock for $455,583 in cash. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly-owned non-operating subsidiary of the Company. As memorialized in the Share Exchange Agreement dated August 15, 1999, all of the current assets of the Company of July 31, 1999, a total of 456,813, were transferred to GNI for the benefit of the shareholders of the Company as of June 30, 1999.

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby these entities would merge and operate as WSN. See Note
9.
NOTE 6:  INCOME TAXES.

For the period from inception to July 31, 1999, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary differences at July 31, 1999; the estimated income tax effect of such differences approximated $71,000.

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

NOTE 9:  SUBSEQUENT EVENT

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby such entities would merge and operate as WSN. The merger agreement provides for WSN to be merged with and into USAG, which is the surviving corporation. The merger is tax free under Internal Revenue Code 361. This merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the Registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500; and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of 2.5 to 1, resulting in issued and outstanding shares of 4,727,905. The total issued and outstanding shares of common stock after the merger was 12,515,405. The issued and outstanding Class A Warrants totaling 16,000,000 were subject to a reverse split of 12 to 1, resulting in a total of 1,333,333.

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

By a resolution of the Board of Directors in December 1999, the exercise period for the Class A Warrants and the Class B Warrants was extended to December 31, 2000.

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

The above historical column represents WSN financial information as of the year ended June 30, 1999. In the pro forma presentation, the historical column has been added to the Company's July 31, 1999 financial information, and the combined data have been adjusted assuming that (a) the merger occurred on July 31, 1999 and (b) all of WSN's stockholders elected to convert their shares. WSN's July 1999 financial activity is not material to the pro forma presentation.

If the merger had occurred on August 1, 1997, the pro forma effect on basic and diluted income/loss per share for fiscal 1998 and 1999 would not have been significant.

Since the merger is not a business combination, additional pro forma financial information otherwise required by the rules and regulations of the Securities and Exchange Commission ("SEC") has not been presented.

NOTE 10:  COMMITMENTS AND CONTINGENCIES

As of December 28, 1999, the Company was delinquent on several filing requirements to the SEC. These filings include Form 10-KSB for the year ended July 31, 1999, Form 10-Q for the quarter ended October 31, 1999, and Form 8-K's to announce the consummation of the merger and a change in the Company's fiscal year-end to June 30.

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

                           EXHIBIT INDEX

Number                      Exhibit Description

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996)

27      Financial Data Schedule (see below).