Form 10QSB
period 1999-10-31
WORLD SHOPPING NETWORK INC/NV
filed 2000-02-28
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
OCTOBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


               COMMISSION FILE NUMBER: 000-20277


                 WORLD SHOPPING NETWORK, INC.
    (Exact name of registrant as specified in its charter)

       Delaware                                      11-2872782
(State or jurisdiction of  incorporation           I.R.S. Employer
              or organization)                   Identification No.)

1530 Brookhollow Drive, Suite C, Santa Ana, California       92705
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number:  (714) 427-0760

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

As of October 31, 1999, the Registrant had 12,515,405 shares of common stock issued and outstanding.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEETS AS OF OCTOBER 31, 1999
         AND OCTOBER 31, 1998                                     3

         STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED OCTOBER 31, 1999
         AND OCTOBER 31, 1998                                     5

         STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED OCTOBER 31, 1999 AND
         OCTOBER 31, 1998                                         7

         NOTES TO FINANCIAL STATEMENTS                            8

ITEM 2.  PLAN OF OPERATION                                       12

PART II

ITEM 1.  LEGAL PROCEEDINGS                                       14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                     15

ITEM 5.  OTHER INFORMATION                                       16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        16

SIGNATURE                                                        16

PART I.

ITEM 1.  FINANCAL STATEMENTS.

            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED BALANCE SHEETS (Unaudited)

                              October 31, 1999    October  31, 1998
ASSETS

Current Assets
  Checking/Savings
   Cash and Cash Equivalents         11,102                 357
   Restricted Cash                  454,540                   0
  Total Checking/Savings            465,642                 357

  Accounts Receivable
   Accounts Receivable, Net           6,180              38,308
  Total Accounts Receivable           6,180              38,308

  Other Current Assets
   Inventory Asset                    7,984               7,984
   Stock Subscription
     Receivable                           0              14,500
  Total Other Current Assets          7,984              22,484

  Total Current Assets              479,806              61,149

  Fixed Assets
   Fixed Assets, Net                 33,672              27,173
  Total Fixed Assets                 33,672              27,173

  Other Assets
   Other Assets, Net                  1,474               2,256
  Total Other Assets                  1,474               2,256

TOTAL ASSETS                        514,952              90,578

LIABILITIES & EQUITY

  Liabilities
   Current Liabilities
    Accounts Payable
     Accounts Payable, Net           16,416              26,402
  Total Accounts Payable             16,416              26,402

  Total Current Liabilities          16,416              26,402

  Long Term Liabilities
   Long Term Liability, Net               0                 (35)
  Total Long Term Liabilities             0                 (35)

  Total Liabilities                  16,416               26,367

  Equity

   Capital Stock                    544,238               202,612
   Investments -
       GrowthNet Inc.               455,583                     0
   Preferred Stock                  666,439               666,439
   Retained Earnings             (1,072,347)             (779,301)
   Net Income                       (95,377)              (25,539)
  Total Equity                      498,536                64,211

TOTAL LIABILITIES & EQUITY          514,952                90,578

See Accompanying Notes to Unaudited Financial Statement

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
               (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                              Three Months Ended   Three Months Ended
                               October 31, 1999     October 31, 1998

Ordinary Income/Expense
  Income
   Discounts                              0                    0
   Fee Income                         7,641               12,287
   Mall Sales                            36                    0
   Uncategorized Income               2,692                  442
  Total Income                       10,369               12,729

 Gross Profit                        10,369               12,729
  Expense
   Advertising                          975                  609
   Automobile Expense                 2,900                  425
   Bank Service Charges                 113                   89
   Client Processing                      0                  116
   Commissions                        4,525                1,200
   Equipment Rental                     725                    0
   Insurance                          1,000                  736
   Leases                               105                  295
   Miscellaneous                      2,230                    0
   Office Supplies                      460                  836
   Payroll Expenses                       0                  710
   Postage and Delivery                  39                   86
   Printing and Reproduction            500                    0
   Professional Fees                 55,863               11,525
   Rent                               5,081                3,195
   Reseller Expense                     334                    0
   Service Bureau                       380                2,121
   Supplies                             277                   27
   Taxes                              1,361                   60
   Telephone                          4,670                5,982
   Travel & Ent                          70                    0
 Total Expense                       81,608               28,012

Net Ordinary Income                 (71,239)             (15,283)

Other Income/Expense
  Other Expense
   Other Expenses                         0                3,700
  Total Other Expense                     0                3,700

Net Other Income                          0               (3,700)

Net Income                          (71,239)             (18,983)

See Accompanying Notes to Unaudited Financial Statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
               (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                      (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Three Months Ended   Three Months Ended
                               October 31, 1999     October 31, 1998

OPERATING ACTIVITIES
  Net income                           (71,238)             (18,983)
  Adjustments to reconcile net
  Income to net cash provided
  by operations:
   Accounts receivable                  (1,040)               2,302
   Accounts Payable                     (6,555)              (5,825)
  Net cash provided by operating
  Activities                           (78,833)             (27,109)

INVESTING ACTIVITIES
  Fixed assets, computer
  Equipment                               (902)
   Net cash provided by
   investing activities                   (902)

FINANCING ACTIVITIES
  Long term liability,
  Foothill Bank loan                                           (801)
  Capital stock                                              22,000
   Net cash provided by
   financing activities                                      21,199

Net cash increase for period           (79,736)              (5,910)

Cash at beginning of period            144,879                6,268

Cash at end of period                   65,144                  357


See Accompanying Notes to Unaudited Financial Statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING  POLICIES

Organization and Nature of Operations

The Registrant was originally was incorporated as USA Growth, Inc. on August 14, 1987 in the state of Delaware. In September 1999 the Registrant entered into a merger agreement with World Shopping Network, Inc., a Wyoming corporation ("WSN") (a development stage company). WSN operates an Internet shopping mall and other Internet related services. As a result of the merger, the Registrant changed its name to World Shopping Network, Inc.

Accounting Method

The Registrant uses the accrual method of accounting for financial statement and tax return purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Growth Net Inc., a Nevada corporation. Intercompany transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents

The Registrant considers all highly liquid instruments purchased with an original maturity of three moths or less to be cash equivalents.

Concentration of Credit Risk.

Cash balances are maintained at one bank. Accounts at each institution are insured by the Federal Deposit Insurance
Corporation ("FDIC") up to $100,000.

Income Taxes

The Registrant complies with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Income (Loss) per Common Share

Effective July 31, 1998, the Registrant adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At July 31, 1999 and 1998, the Registrant has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding during the period, retroactively adjusted for the stock split discussed in Note 3.

NOTE 2:  RESCINDED INVESTMENTS AND TERMINATED MERGERS

In 1988, the Registrant issued 3,500,000 (291,667 post-split) restricted shares of common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA), a franchisor of general merchandise stores. In accordance with the agreement, the Registrant contributed $250,000 to FOA's additional paid-in capital. In 1990, this agreement was rescinded as FOA failed to achieve the specified profit levels, and 3,080,000 (256,667 post-split) shares of restricted stock were returned to the Registrant. The Registrant issued the remaining 420,000 (35,000 post-split) shares to the underwriter as compensation for services rendered. As a result of this transaction, the Registrant incurred total expenses of $270,734, which consisted of acquisition and organization costs of $20,734, and the write-off of its investment in FOA of $250,000.

On July 1, 1997, the Registrant entered into an agreement with World Wide Web Casinos, Inc. (WWWC), whereby the Registrant and WWWC would merge into WWWC Acquisition Corporation, in a tax-free transaction. On January 28, 1998, WWWC informed the Registrant that it was unable to provide audited financial statements, which was one of the conditions for consummating the merger. As a result, WWWC terminated the merger.

NOTE 3:  STOCKHOLDERS' EQUITY

On February 16, 1988, the Registrant successfully completed its public offering and sold 8,000,000 (666,666 post-split) units at $.10 per unit. Each unit consists of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant entitles the holder to purchase, for $0.17 ($2.04 post split), one share of common stock and one Class B common stock purchase warrant, through December 31, 1999. The Registrant has the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 ($3.00 post-split) per share and is exercisable through December 31, 1999.

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Registrant issued 130,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided.

On June 29, 1999, the Registrant issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash.

NOTE 5:  MERGERS AND ACQUISITIONS

During May and June 1999, the Registrant acquired 13.5 million shares of Growth Net Inc. (GNI) common stock for $455,583 in cash. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly-owned non-operating subsidiary of the Registrant. As memorialized in the Share Exchange Agreement dated August 15, 1999, all of the current assets of the Company of July 31, 1999, a total of 456,813, were transferred to GNI for the benefit of the shareholders of the Company as of June 30, 1999.

In September 1999, the Registrant entered into a merger agreement with WSN (a development stage company), whereby such entities would merge and operate as WSN. The merger agreement provides for WSN to be merged with and into the Registrant, which is the surviving corporation. The merger is tax free under Internal Revenue Code 361. This merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the Registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500; and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of 2.5 to 1, resulting in issued and outstanding shares of 4,727,905. The total issued and outstanding shares of common stock after the merger was 12,515,405. The issued and outstanding Class A Warrants totaling 16,000,000 were subject to a reverse split of 12 to 1, resulting in a total of 1,333,333. Effective September 30, 1999, the Registrant changed its name to World Shopping Network, Inc.

Management accounted for the merger as a capital stock transaction (as opposed to a business combination, as that term is defined by generally accepted accounting principles) because the reorganization is a "reverse acquisition" involving a public shell entity. Accordingly, the merger was reported as a reorganization of WSN, which is considered the acquirer for accounting purposes.

There are certain restrictions on the sale or other transfer of the Registrant's common stock issued under the merger. Such stock, generally referred to as "Rule 144 stock", was not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon an exemption from its requirements. Each exchanging shareholder agreed to (1) acquire such stock for his/her own account and (2) hold the stock for investment purposes only. In addition, the stock certificates are required to contain a legend (a) documenting these restrictions and (b) requiring a legal opinion that any proposed sale is exempt from registration under the Act.

NOTE 6:  SUPPLEMENTAL CASH FLOW INFORMATION

The cumulative tax payment from August 17, 1987 (date of inception) through October 31, 1999 was $20,987.

NOTE 7:  GOING CONCERN

The Registrant is a development stage company, as defined in the SFAS No. 7. The Registrant is devoting substantially all of its present efforts in securing and establishing a new business, and has not generated any operating revenues. It is the Registrant's belief that it will continue to incur losses for at least the next 12 months, and as a result will require additional funds from equity investments to meet such needs. The continued existence of the Registrant is dependent upon its ability to meet future financing requirements, and the success of future operations. These factors raise substantial doubt about the Registrant's ability to continue as a going concern.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

As of October 31, 1999, the Registrant was delinquent on several filing requirements to the SEC. These filings include Form 10-KSB for the year ended July 31, 1999, and a Form 8-K to announce the consummation of the merger. Possible sanctions may include as enforcement action and/or suspension of (1) trading in the Registrant's stock and/or warrants and (2) the ability of securities dealers to make a public market in the Registrant's securities.

NOTE 9:  YEAR 2000 COMPLIANCE (UNAUDITED)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Company and notes thereto contained elsewhere in this report.

Plan of Operation.

The Registrant can satisfy its cash requirements for approximately nine months with the cash available at October 31, 1999. The Registrant will need to raise additional capital in the next 12 months from October 31, 1999 in order to meet its continuing requirements. The Registrant does not intend to expand its employees during the next twelve months.

The Registrant is an early development stage. The Registrant is engaged in providing 24-hour, seven-day worldwide Internet-based service on-line for the direct sale and delivery of a wide variety of competitively priced consumer products and services. The Registrant's objective is to become a dominant international electronics retailer.

The Registrant's principal activities have focused on: (a) the development and implementation of an Internet shopping model, the "WSN Mall"; (b) the development of proprietary technology to support such model; (c) an analysis of products and services to be offered; (d) relationship development with providers of such products and services; (e) the design, development and implementation of proprietary merchandising and marketing techniques to support the WSN Mall model; and (f) the identification and building of a management team.

The Registrant's primary marketing objective is to make it convenient for the e-commerce consumer to purchase a broad range of products and services at prices that are highly competitive with traditional mail order and electronic retail channels. To accomplish this objective the the Registrant has developed a nontraditional retail model, its the WSN Mall Internet Department Store. The WSN Mall differs from most other shopping sites on the Internet because it is a true retail "store." Most other shopping sites on the Internet are "Malls." When a consumer visits the Malls, they are in most cases actually reviewing a list of manufacturers and resellers who have their own separate web sites. The consumer must then link to one of these other sites by actually leaving the Mall location.

Most of these manufacturers and resellers do not have the capability of selling their products directly over the Internet, so once at the new site, the consumer must call an 800 number to place an order separately by phone. In other cases, the manufacturer or reseller will present a list of local "dealers" the consumer can visit. As a result, most Malls on the Internet essentially become electronic advertising agencies. Consequently, no unique advantage to the telephone-mail order format is provided to the consumer.

The WSN Mall, on the other hand, is a true retailer. When a consumer comes "into" the the WSN Mall store, he or she has the capability of purchasing any product presented directly, without having to go to another site or call an 800 number. By dealing directly with the WSN Mall, the consumer is assured of the overall satisfaction and convenience of purchasing from a "one stop" shopping source. In addition, the WSN Mall offers a value-added shopping experience by featuring the ability to process the transaction conveniently, while presenting a broad range of products at exceptional prices in a global format for any shopper who can access the Internet.

The WSN Mall model is based on demand for convenient purchases of a broad range of consumer products and services. Its revenues are primarily generated by the sale of the products and services offered through its web site. Consequently, the WSN Mall has a vested interest in ensuring those products and services are purchased. The Internet Malls have little or no such incentive to sell products and services because their revenues are generated by advertising others' web sites.

In dealing directly with the WSN Mall, manufacturers and other product suppliers are assured of a low-cost distribution channel to a large potential customer base by working with an organization that is highly motivated to sell those suppliers' products and services. Other advantages to this supplier include increasing market share without increasing personnel, administrative and advertising costs. Products are promoted globally without increasing advertising expenditures. By presenting products and services under the the WSN Mall advertising umbrella, promotion of product is assured in each advertising vehicle the WSN Mall undertakes.

By increasing market share without additional associated costs (normally 15% to 40% of total product costs) the suppliers can offer their products and services at a reduced cost to the WSN Mall. In turn, the WSN Mall intends to pass these cost savings on to its customers. The Registrant also offers a frequent buyer program that rewards customer loyalty by providing the opportunity to accrue points for purchases. Such points are then redeemed for additional discounts and sales incentives at later dates.

Capital Expenditures.

No material capital expenditures were made during the quarter ended on October 31, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its web site properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for web advertising or sponsorship of web services, which could have a material adverse effect on its business, results of operations, and financial condition. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis, and the discussion set forth under "Item 5 Other Information," contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and as contemplated under the Private Securities Litigation Reform Act of 1995, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements".

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to a Share Exchange Agreement dated as of August 15, 1999, among the Registrant, TriStar Diversified Ventures, L.L.C. ("TriStar"), John J. Anton, and Nick Markulis, TriStar and Messrs. Anton and Markulis exchanged all of their shares of common stock of World Shopping Network, Inc., a Wyoming corporation ("WSN"), for an aggregate of 79,950,000 newly issued shares of common stock of the Registrant ("Exchange"). As a result of the Exchange (a) TriStar held 54,000,000 shares of common stock, which represented approximately 58% of the issued and outstanding common stock, (b) John J. Anton held 15,000,000 shares of the Common Stock, which represented approximately 16% of the issued and outstanding common stock, and (c) Nick Markulis held 10,950,000 shares of common stock, which represented approximately 12% of the issued and outstanding common stock. As a result of the Share Exchange Agreement the Registrant owned approximately 59% of the issued and outstanding shares of WSN and WSN was a majority owned subsidiary of the Registrant.

This transaction was accomplished pursuant to Rule 506 under Regulation D promulgated under Section 4(2) of the Securitie Act of 1933. No discounts or commission were paid in connection with these sales. The class of persons to whom these sales were made is sophisticated investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. The following reports on Form 8-K was filed during the first quarter of the fiscal year covered by this Form
10-QSB:

(1) Form 8-K filed on August 26, 1999 to reflect a change in control of the Registrant as a result of the Share Exchange Agreement.

(2) Form 8-K filed on October 20, 1999 reflecting the dismissal of the former certifying accountant for the Registrant, Rothdtein, Kass & Company, effective September 10, 1999.

(3) Form 8-K filed on October 20, 1999 reflecting the retention of Keyhan Company as the new certifying accountant for the Registrant, effective September 15, 1999.

(b)  Exhibits included or incorporated by reference herein: See
     Exhibit Index.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Shopping Network, Inc.

Dated: February 24, 2000               By: /s/ John J. Anton
                                       John J. Anton, President

                          EXHIBIT INDEX

Number                           Exhibit Description

2 Agreement and Plan of Merger (incorporated by reference to the Definitive Information Statement filed on October 1, 1999)

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).

3.2 Certificate of Merger (which includes amendment to Articles of Incorporation) (see below).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996).

4       Share Exchange Agreement (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).

27      Financial Data Schedule (see below).