Form 10QSB
period 1999-12-31
WORLD SHOPPING NETWORK INC/NV
filed 2000-02-28
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 1999

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

As of December 31, 1999, the Registrant had 12,515,405 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 PAGE

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS AS OF December 31, 1999
AND DECEMBER 31, 1998                                             3

STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS ENDED DECEMBER 31, 1999
AND DECEMBER 31, 1998                                             4

STATEMENTS OF CASH FLOWS FOR THE THREE
MONTHS ENDED DECEMBER 31, 1999 AND
DECEMBER 31, 1998                                                 5

NOTES TO FINANCIAL STATEMENTS                                     6

ITEM 2.  PLAN OF OPERATION                                       12

PART II

ITEM 1.  LEGAL PROCEEDINGS                                       14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                     15

ITEM 5.  OTHER INFORMATION                                       15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        15

SIGNATURE                                                        15

PART I.

ITEM 1.  FINANCAL STATEMENTS.

            WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
             (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED BALANCE SHEETS (Unaudited)

                               December 31, 1999   December 31, 1998
ASSETS
  Current Assets
   Checking/Savings
    Cash and Cash Equivalents          12,536               17,574
    Restricted Cash                   454,540                    0
   Total Checking/Savings             467,076               17,574

   Accounts Receivable
    Accounts Receivable, Net            7,438               37,624
   Total Accounts Receivable            7,438               37,624

   Other Current Assets
    Inventory Asset                     7,984                7,984
    Stock Subscription
    Receivable                              0               14,500
   Total Other Current Assets           7,984               22,484

  Total Current Assets                482,498               77,682

  Fixed Assets
   Fixed Assets, Net                   34,401               27,173
  Total Fixed Assets                   34,401               27,173

  Other Assets
   Other Assets, Net                    1,474                2,256
  Total Other Assets                    1,474                2,256

TOTAL ASSETS                          518,373              107,111

LIABILITIES & EQUITY
 Liabilities
  Current Liabilities
   Accounts Payable
    Accounts Payable, Net              11,416               24,411
   Total Accounts Payable              11,416               24,411

   Other Current Liabilities
    Note Payable - Tristar Dv.         45,000                    0
   Total Other Current
   Liabilities                         45,000                    0

   Total Current Liabilities           56,416               24,411

   Long Term Liabilities
    Long Term Liability, Net                0                 (401)
   Total Long Term Liabilities              0                 (401)

 Total Liabilities                     56,416                24,010

 Equity
  Capital Stock                       544,238               276,612
  Investments - GrowthNet Inc.        455,583                     0
  Preferred Stock                     666,439               666,439
  Retained Earnings                (1,072,346)             (779,301)
  Net Income                         (131,957)              (80,649)
 Total Equity                         461,957                83,101

TOTAL LIABILITIES & EQUITY            518,373               107,111

See Accompanying Notes to Unaudited Financial Statement

               WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                           Three Months Ended    Three Months Ended
                            December 31, 1999     December 31, 1998

Ordinary Income/Expense
 Income
  Bank Credit                            0                      366
  Fee Income                         8,479                   13,076
  Mall Sales                           187                        0
  Unreimbursed Expenses                  0                   (2,523)
  Uncategorized Income                 219                    1,576
 Total Income                        8,885                   12,495

Gross Profit                         8,885                   12,495

Expense
 Advertising                         1,575                       75
 Automobile Expense                  3,474                      622
 Bank Service Charges                   62                       86
 Commissions                             0                    6,000
 Contributions                           0                       50
 Domain Name                           805                        0
 Equipment Rental                    1,010                        0
 Insurance                             112                      736
 Leases                                  0                      210
 Miscellaneous                       1,248                      958
 Office Supplies                        25                    1,821
 Payroll Expenses                        0                    7,774
 Postage and Delivery                  252                       31
 Printing and Reproduction             500                      197
 Professional Fees                  49,992                   37,444
 Rent                                3,420                    4,712
 Service Bureau                        417                    2,099
 Supplies                              604                        0
 Taxes                                   0                    1,269
 Telephone                           5,224                    5,795
 Travel & Ent                          413                        0

Total Expense                       69,131                   69,879

Net Ordinary Income                (60,246)                 (57,384)

Other Income/Expense
 Other Expense
  Other Expenses                         0                    2,750
 Total Other Expense                     0                    2,750

Net Other Income                         0                   (2,750)

Net Income                         (60,246)                 (60,134)

See Accompanying Notes to Unaudited Financial Statement

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
              (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                  (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                  Three Months       Three Months
                                      Ended              Ended
                                December 31, 1999   December 31, 1998

OPERATING ACTIVITIES
 Net income                           (60,246)              (60,134)
 Adjustments to reconcile net
 Income to net cash provided by
 operations:
  Accounts receivable                  (1,308)                1,542
  Accounts Payable                    (14,263)               (2,889)
  Note Payable - Tristar Dev.          45,000
 Net cash provided by operating
 Activities                           (30,817)              (61,481)

INVESTING ACTIVITIES
 Fixed assets, computer
 Equipment                               (729)
 Net cash provided by
 investing activities                    (729)

FINANCING ACTIVITIES
 Long term liability,
 Foothill Bank loan                                            (366)
 Capital stock                                               76,500
  Net cash provided by
  financing activities                                       76,134

Net cash increase for period           (31,546)              14,653

Cash at beginning of period             98,122                2,921

Cash at end of period                   66,576               17,574

See Accompanying Notes to Unaudited Financial Statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Organization and Nature of Operations

The Registrant was originally was incorporated as USA Growth, Inc. on August 14, 1987 in the State of Delaware. The Registrant has adopted a June 30 fiscal year-end (based on a resolution of the Board of Directors, dated November 22, 1999). In September 1999 the Registrant entered into a merger agreement with World Shopping Network, Inc., a Wyoming corporation ("WSN") (a development stage company). WSN operates an Internet shopping mall and other Internet related services. As a result of the merger, the Registrant changed its name to World Shopping Network, Inc.

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

NOTE 8:  COMMITMENTS AND CONTINGENCIES

As of December 31, 1999, the Registrant was delinquent on several filing requirements to the SEC. These filings include Form 10-KSB for the year ended July 31, 1999, and a Form 8-K to announce the consummation of the merger and the change of the fiscal year end to June 30. Possible sanctions may include as enforcement action and/or suspension of (1) trading in the Registrant's stock and/or warrants and (2) the ability of securities dealers to make a public market in the Registrant's securities.

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

General Plan of Operation.

The Registrant can satisfy its cash requirements for approximately six months with the cash available at December 31, 1999. The Registrant will need to raise additional capital in the next 12 months from December 31, 1999 in order to meet its continuing requirements. The Registrant does not intend to expand its employees during the next twelve months.

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

Capital Expenditures.

No material capital expenditures were made during the quarter ended on December 31, 1999.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K. Reports on Form 8-K were filed during the three month period covered this Form 10-Q, as follows:

(1) Form 8-K filed on October 20, 1999 reflecting the dismissal of the former certifying accountant for the Registrant, Rothdtein, Kass & Company, effective September 10, 1999.

(2) Form 8-K filed on October 20, 1999 reflecting the retention of Keyhan Company as the new certifying accountant for the Registrant, effective September 15, 1999.

(b)  Exhibits included or incorporated by reference herein:
See Exhibit Index.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Shopping Network, Inc.



Dated: February 25, 2000               By: /s/ John J. Anton
                                       John J. Anton, President

                           EXHIBIT INDEX

Number                      Exhibit Description

2 Agreement and Plan of Merger (incorporated by reference to the Definitive Information Statement filed on October 1, 1999).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).

3.2 Certificate of Merger (which includes amendment to Articles of Incorporation) (incorporated by reference to Form 10-QSB for the period ended October 31, 1999 - filed on February 28, 1999).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996).

4      Share Exchange Agreement (incorporated by reference to Form
      10-QSB for the quarter ended October 31, 1999 - filed on February
      28, 1999)

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).

27    Financial Data Schedule (see below).