Form 10QSB
period 2000-03-31
WORLD SHOPPING NETWORK INC/NV
filed 2000-05-15
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No     .

As of March 31, 2000, the Registrant had 12,515,405 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF
         MARCH 31, 2000 AND MARCH 31, 1999                         3

         CONSOLIDATED StatementS of operations
         FOR THE THREE months ended MARCH
         31, 2000 AND MARCH 31, 1999                               5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                        7

         NOTES TO FINANCIAL STATEMENTS                             8

ITEM 2.  PLAN OF OPERATION                                        12

PART II

ITEM 1.  LEGAL PROCEEDINGS                                        14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

ITEM 5.  OTHER INFORMATION                                        15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURE                                                         15

PART I.

ITEM 1.  FINANCAL STATEMENTS.

               WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                 (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                 CONSOLIDATED BALANCE SHEETS (Unaudited)

                                    March 31, 2000     March 31, 1999
ASSETS
 Current Assets
  Checking/Savings
   Cash and Cash Equivalents               7,103             52,047
   Restricted Cash                       454,540                  0
  Total Checking/Savings                 461,643             52,047
  Accounts Receivable

   Accounts Receivable, Net                9,117             37,470
  Total Accounts Receivable                9,117             37,470
  Other Current Assets

   Inventory Asset                         7,984              7,984
   Stock Subscription Receivable               0             14,500
  Total Other Current Assets               7,984             22,484
 Total Current Assets                    478,744            112,001

Fixed Assets

   Fixed Assets, Net                     34,401              28,799
 Total Fixed Assets                      34,401              28,799
 Other Assets

  Other Assets, Net                       1,474               2,255
 Total Other Assets                       1,474               2,255
TOTAL ASSETS                            514,619             143,055

LIABILITIES & EQUITY

 Liabilities
  Current Liabilities
   Accounts Payable
    Accounts Payable, Net               35,658               26,846
  Total Accounts Payable                35,658               26,846

Other Current Liabilities

  Note Payable - Tristar Dv.            45,000                    0
  Note payable Boardwalk Assoc          30,000                    0
  Note payable Coldwater Capital         6,000                    0
 Total Other Current Liabilities        81,000                    0
Total Current Liabilities              116,658               26,846

Long Term Liabilities

Long Term Liability, Net                     0                 (401)
Total Long Term Liabilities                  0                 (401)
Total Liabilities                      116,658               26,445

Equity

  Capital Stock                       544,238               374,112
  Investments - GrowthNet Inc.        455,583                     0
  Preferred Stock                     666,439               666,439
  Retained Earnings                (1,071,270)             (779,301)
  Net Income                         (197,029)             (144,640)
Total Equity                          397,961               116,610
Total Liabilities & Equity            514,619               143,055

See Accompanying Notes to Unaudited Financial Statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months        Three Months
                                      Ended               Ended
                                  March 31, 2000      March 31, 1999

Ordinary Income/Expense
  Income
   Fee Income                     $  14,647           $  12,306
   Mall Sales                           917                   0
   Reimbursed Expenses                    0              (2,850)
   Uncategorized Income                   0                   0
  Total Income                       15,564               9,456

Gross Profit                         15,564               9,456

 Expense

   Advertising                        1,710                   0
   Automobile Expense                 3,174               1,264
   Bank Service Charges                 225                 193
   Client Processing                      0                  17
   Commissions                            0               5,925
   Domain Name                          840                   0
   Dues and Subscriptions                 0                 100
   Equipment Rental                     298                   0
   Insurance                              0              (1,077)
   Leases                               857                 105
   Miscellaneous                        132                   0
   Office Supplies                      497               1,424
   Postage and Delivery                 224                 113
   Professional Fees                 61,773              34,243
   Rent                               5,294               4,784
   Reseller Expense                      70                   0
   Security                             210                   0
   Service Bureau                       107               9,209
   Supplies                              69                   0
   Taxes                                847                  67
   Telephone                          3,967               8,405
   Travel & Ent                         344                   0
  Total Expense                      80,639              64,772
Net Ordinary Income                 (65,075)            (55,316)

Other Income/Expense

 Other Income
  Insurance Claim                         0                 789
Total Other Income                        0                 789

Other Expense
  Other Expenses                          0                9,461
Total Other Expense                       0                9,461

Net Other Income                          0               (8,672)
Net Income                         $(65,075)            $(63,988)

Basic and diluted  loss per
common share                         $(0.01)              $(0.01)

Average weighted common
shares outstanding               12,515,405            7,787,500

See Accompanying Notes to Unaudited Financial Statement

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                        Three Months     Three Months
                                            Ended            Ended
                                       March 31, 2000    March 31, 1999

OPERATING ACTIVITIES
  Net Income                                (65,075)       (63,988)
  Adjustments to reconcile Net Income
  to net cash provided by operations:
   Accounts Receivable                       (1,648)           154
   Accounts Payable                          25,319          2,435
   Notes Payable                             36,000              0
Net cash used in operating activities        (5,404)       (61,399)

INVESTING ACTIVITIES

Fixed Assets, Net:Computer Equipment                        (1,625)
Net cash provided by Investing
Activities                                                  (1,625)

FINANCING ACTIVITIES

Capital Stock                                               97,500
Net cash provided by Financing
Activities                                                  97,500

Net cash increase for period                (5,404)         34,476

Cash at beginning of period                467,046          17,574
Cash at end of period                      461,642          52,050

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

Income (Loss) per Common Share

Effective July 31, 1998, the Registrant adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At March 31, 2000 and 1999, the Registrant has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

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

NOTE 3:  STOCKHOLDERS' EQUITY

On February 16, 1988, the Registrant successfully completed its public offering and sold 8,000,000 (666,666 post-split) units at $.10 per unit. Each unit consists of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant entitles the holder to purchase, for $.17 ($2.04 post split), one share of common stock and one Class B common stock purchase warrant, through December 31, 1999. The Registrant has the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 ($3.00 post-split) per share and is exercisable through December 31, 2000 (extended from December 31, 1999).

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

In September 1999, the Registrant entered into a merger agreement with WSN (a development stage company), whereby such entities would merge and operate as WSN. The merger agreement provides for WSN to be merged with and into the Registrant, which is the surviving corporation. The merger is tax free under Internal Revenue Code
Section 361. This merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the Registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500; and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of 2.5 to 1, resulting in issued and outstanding shares of 4,727,905. The total issued and outstanding shares of common stock after the merger was 12,515,405. The issued and outstanding Class
A Warrants totaling 16,000,000 were subject to a reverse split of 12 to 1, resulting in a total of 1,333,333. Effective September
30, 1999, the Registrant changed its name to World Shopping
Network, Inc.

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

NOTE 8:  COMMITMENTS AND CONTINGENCIES

As of December 31, 1999, the Registrant was delinquent on several filing requirements to the SEC. These filings include Form 10-KSB for the year ended July 31, 1999, and a Form 8-K to announce the consummation of the merger and the change of the fiscal year end to June 30. Possible sanctions may include as enforcement action and/or suspension of (1) trading in the Registrant's stock and/or warrants and (2) the ability of securities dealers to make a public market in the Registrant's securities. All these delinquent filings were made in February 2000.

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

General Plan of Operation.

The Registrant can satisfy its cash requirements for approximately six months with the cash available at March 31, 2000 (the Registrant borrowed a total of $36,000 in March 2000 under two unsecured promissory notes, bearing interest at the rate of 10% and due in one year). The Registrant will need to raise additional capital in the next 12 months from March 31, 2000 in order to meet its continuing requirements. The Registrant does not intend to expand its employees during the next twelve months.

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

Capital Expenditures.

No material capital expenditures were made during the quarter ended on March 31, 2000.

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

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

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

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. Reports on Form 8-K were filed during the three month period covered this Form 10-QSB, as follows:

(1)  Form 8-K filed on March 2, 2000 reflecting the following:
(i) the merger of World Shopping Network, Inc., a Wyoming corporation, with and into the Registrant ; (ii) a reverse split of the issued and outstanding shares of the common stock on a 1:12 basis; (iii) an amendment to the Certificate of Incorporation of the Registrant to implement the Reverse Stock Split and to change the name of the Registrant to World Shopping Network, Inc.; and (iv) the election of new directors of the Registrant.

(2) Form 8-K/A filed on March 9, 2000 properly reflecting the following: (i) the dismissal of the former certifying accountant for the Registrant, Rothdtein, Kass & Company, effective September 10, 1999; and (ii) the retention of Keyhan Company as the new certifying accountant for the Registrant, effective September 15, 1999.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                             SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                World Shopping Network, Inc.



Dated: May 12, 2000             By: /s/ John J. Anton
                                John J. Anton, President

                          EXHIBIT INDEX

Number                         Exhibit Description

2 Agreement and Plan of Merger between the Registrant and World Shopping Network, Inc., dated September 15, 1999
       (incorporated by reference to the Definitive Information
       Statement filed on October 1, 1999).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).
       Certificate of Merger (which includes amendment to Articles of Incorporation) (incorporated by reference to Exhibit 3.2 of the Form 10-QSB filed on February 28, 1999).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996).

4      Share Exchange Agreement between the Registrant, Tri Star
       Diversified Ventures, LLC, Nick Markulis, and John Anton, dated August 15, 1999 (incorporated by reference to Exhibit 4 of the Form 10-QSB filed on February 28, 1999).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).

27     Financial Data Schedule (see below).