Form 10KSB
period 2000-06-30
WORLD SHOPPING NETWORK INC/NV
filed 2000-10-12
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE
30, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2000: Common Stock, par value $0.001 per share -- $1,457,917. As of June 30, 2000, the Registrant had 18,619,278 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No   X.

                           TABLE OF CONTENTS

PART I.
                                                               PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                  3

ITEM 2.  DESCRIPTION OF PROPERTY                                 13

ITEM 3.  LEGAL PROCEEDINGS                                       13

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS       13

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                         13

ITEM 6.  PLAN OF OPERATION                                       14

ITEM 7.  FINANCIAL STATEMENTS                                    22

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                  22

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A)
         OF THE EXCHANGE ACT                                     22

ITEM 10.  EXECUTIVE COMPENSATION                                 24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                  24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         25

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                       26

SIGNATURES                                                       28

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

USA Growth, Inc., a Delaware corporation ("Registrant"), was originally incorporated on August 14, 1987 in the State of Delaware. At July 31, 1999, the Registrant was a development stage company, since it had not commenced its planned principal operations.

Pursuant to a share exchange agreement dated as of August 15, 1999, among the Registrant, TriStar Diversified Ventures, L.L.C., John J. Anton, and Nick Markulis, TriStar and Messrs. Anton and Markulis exchanged all of their shares of common stock of World Shopping Network, Inc., a Wyoming corporation, for an aggregate of 79,950,000 newly issued shares of common stock of the Registrant. As a result of this exchange:

TriStar held 54,000,000 shares of common stock, which represented approximately 58% of the issued and outstanding common stock

John J. Anton held 15,000,000 shares of the common stock, which represented approximately 16% of the issued and outstanding common stock

Nick Markulis held 10,950,000 shares of common stock, which represented approximately 12% of the issued and outstanding common stock

As a result of the share exchange agreement the Registrant owned approximately 59% of the issued and outstanding shares of Wyoming corporation and this corporation was a majority owned subsidiary of the Registrant.

The Registrant's board of directors unanimously approved the following actions at a meeting duly held and called on August 17, 1999:

the merger of World Shopping Network, Inc., a Wyoming corporation, with and into the Registrant a reverse split of the issued and outstanding shares of the common stock on a one-for-twelve (1:12) basis an amendment to the certificate of incorporation of the Registrant to implement this reverse stock split and to change the name of the Registrant to World Shopping Network, Inc.

the election of new directors of the Registrant.

Under applicable Delaware Law, approval of the merger and the amendment to the certificate of incorporation required an affirmative vote of a majority of the outstanding shares of common stock. On August 17, 1999, holders of a majority of the issued and outstanding shares of common stock approved the merger and the amendment by written consent in accordance with and as permitted by Section 228 of the General Corporation Law of the State of Delaware.

An information statement was furnished by the board of directors of the Registrant to the holders of record at the close of business on August 16, 1999, of the Registrant's outstanding common stock pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended. The merger was completed upon the terms and conditions provided in the agreement and plan of merger dated as of September 15, 1999 by and among the Registrant, the Wyoming corporation, and the principal stockholders of the Registrant. The merger agreement provides for the Wyoming corporation to be merged with and into the Registrant, with the Registrant being the surviving corporation. Effective on November 22, 1999, the fiscal year of the Registrant was changed to June 30 from July
31. The Registrant's common stock is currently traded on the Over the Counter Bulletin Board under the ticker symbol "WSHP".

Business of the Registrant.

(a)  Registrant Overview.

To date, the primary business of the Registrant has been as an Internet website host with over 125 customers. These services include website development, hosting, maintenance, linking, and access. Many businesses wish to create an on-line presence without the investment into the hardware and software necessary to maintain their own servers. The Registrant has invested over $100,000 into the development of its hardware and has dual-redundant T1 line capability. It maintains sufficient access lines so that if a server becomes busy, the next available server will receive and process the customer's request. Over time the capacity of the Registrant's equipment has grown, and will continue to grow with new servers being added to accommodate new customers and their ever increasing needs.

In addition to providing Internet services to others, the Registrant has established its own Internet shopping mall, "World Shopping Network Mall" which can be accessed at http://www.wsnetwork.com. This site offers a range of goods and services for sale to consumers over the Internet through a variety of vendors. Vendors are showcased on the Registrant's website's main page, with each vendor displaying a banner link to a separate vendor "store" hosted on our website. In this way the Registrant provides value to both the end-user and to its vendors by providing many goods and services in one easy-to-access location. Consumers can fulfill most, if not all, of their shopping needs at one location, and vendors have increased traffic due to consumers seeing their banner advertisement while browsing for an unrelated product.

Finally, the Registrant has begun designing and hosting Internet shopping malls for individual suppliers or manufacturers. The Registrant offers a turn-key approach to those wishing to establish their own shopping malls. Once general content is designated by the customer, the Registrant designs, hosts, and maintains the site.

(b)  Industry Background.

The Internet is a worldwide series of interconnected electronic and/or computer networks. Individuals and companies recently have recognized that the technological capabilities of the Internet provide a medium not only for the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. The Internet is accessible principally through personal computers, "Web TV" and hand-held wireless products designed to provide access to the Internet through alternative devices. The Registrant believes that these alternative devices will serve to increase the number of individuals who shop online.

The Internet began in the late 1960's as an experiment in the design of robust computer networks. Basically, the Internet is a collection of computer networks - a network of networks - that allows anyone to connect with their computer to the Internet and immediately communicate with other computers and users across the world. Its use for decades was primarily limited to defense contractors and academic institutions. With the advent of high-speed modems for digital communication over common telephone lines, some individuals and organizations began connecting to and taking advantage of the Internet's advanced global communications ability.

Because the Internet has experienced rapid growth, it has developed into a significant tool for global communications, commerce and media, enabling millions of people to share information and transact business electronically. Advances in online security and payment mechanisms have also prompted more businesses and consumers to engage in electronic commerce.

The terms electronic commerce and Internet commerce encompass the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities. The unique characteristics of the Internet create numerous advantages for online retailers and provides a convenient and unique means for consumers to order products and services. The virtual nature of Internet commerce by way of website accessibility for merchants can reduce or even eliminate the costs associated with maintaining a physical retail facility. Online merchants may also realize significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies by removing the traditional barrier of location and essentially, leveling the playing field to allow smaller companies to compete with larger companies effectively.

The unique characteristics of the Internet create a number of advantages for online retailers and have dramatically affected the manner in which companies distribute goods and services. Specifically, online retailers use the Internet to: provide consumers with a broad selection of products and services, increased information and enhanced convenience; operate with reduced overhead costs and greater economies of scale; frequently adjust featured selections, editorial content and pricing, providing significant merchandising flexibility; display a larger number of products than traditional retailers at lower cost; and obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.

The Internet also provides a powerful and convenient means for consumers to order products and services. As a result of the increased use of the Internet and the benefits of online retailing, the Registrant believes consumer spending on the Internet will grow rapidly.

(c)  Strategy.

The Registrant expects the number of suppliers and manufacturers selling their products and services over the Internet to grow in a geometric rather than linear fashion over the next five years. This growth will create a great need both for web hosting of companies wishing to establish an Internet presence, and for hosting of on-line shopping malls. As more consumers discover the ease of shopping on-line, demand for on-line malls will increase. It is the Registrant's strategy to help meet that demand.

The Registrant is positioning itself to be a leader in its industry with the following four-pronged approach:

Through image development, infomercials, radio advertising, and a constant trade show presence, create brand recognition of the World Shopping Network name.

Aggressively market its own on-line shopping mall, World Shopping
Network Mall.

Springboard off increased brand recognition created by 1 and 2 above to significantly increase revenues attributable to web hosting, and on-line shopping mall design and maintenance.

Strategically identify and acquire local and regional web hosting competitors.

(d)  Products And Services.

When first formed, the Registrant's principal activities were primarily focused on: (a) the development and implementation of an Internet shopping model, the WSN Mall; (b) the development of proprietary technology to support such model; (c) an analysis of products and services to be offered; (d) relationship development with providers of such products and services; (e) the design, development and implementation of proprietary merchandising and marketing techniques to support the WSN Mall model; and (f) the identification and building of a management team. These goals have been attained and the Registrant operates in high technology and e-commerce business under a dual-tier model with the following components:

WSN Mall

World Access Network.

Technology.

The Registrant utilizes a Dell Power Edge as its main server with dual processors equipped with RAID5 disk array. This system is supported by dual power supplies. The WSN Mall uses Active Service Pages interacting with Microsoft SQL Server as its database engine. Further, the World Access Network employs Microsoft Site Server Commerce Edition to provide e-mail, chat service, and all other customer and community support, and Microsoft Internet Information Server to provide Internet access to members.

The Registrant's management team has made a priority of establishing many redundant systems to insure that customers are never delayed, left without service, or experience failures of any kind. Such development and maintenance of redundant systems are the result of the expertise of the members of the management team and their years of experience building computer networks.

WSN Mall.

Present

The WSN Mall operates as a 24-hour worldwide Internet based online service providing for the direct sale and delivery of a wide variety of competitively priced consumer products and services. WSN Mall is also the exclusive seller of several items, unavailable through any other site. The Registrant supplies products sold on WSN Mall through an agreement with Ingram Micro and additionally, utilizes Specialty Merchandise Corporation and Tech Data. The Registrant does not generally warehouse any inventory for resale. Arrangements are made with each individual vendor, or strategic partner to package, ship and notify the Registrant of sale and delivery. The Registrant obtains payment from customers and pays the strategic partner directly for the products. Products are shipped by Federal Express, the U.S. Postal Service or United Parcel Service to the consumer.

The Registrant's primary objective is to make it convenient for the e-commerce consumer to purchase a broad range of products and services at prices that are highly competitive with traditional mail order and electronic retail channels. The WSN Mall differs from most other shopping sites on the Internet because it is a true retail "store." Most other shopping sites on the Internet are "Malls." When a consumer visits the malls, they are in most cases actually reviewing a list of manufacturers and resellers who have their own separate web sites. The consumer must then link to one of these other sites by actually leaving the mall location.

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

The WSN Mall, on the other hand, is a true retailer. When a consumer comes "into" the WSN Mall store, he or she has the capability of purchasing any product presented directly, without having to go to another site or call an 800 number. By dealing directly with the WSN Mall, the consumer is assured of the overall satisfaction and convenience of purchasing from a "one stop" shopping source. In addition, the WSN Mall offers a value-added shopping experience by featuring the ability to process the transaction conveniently, while presenting a broad range of products at exceptional prices in a global format for any shopper who can access the Internet.

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

By increasing market share without additional associated costs, the suppliers can offer their products and services at a reduced cost to the WSN Mall. In turn, the WSN Mall intends to pass these cost savings on to its customers. The Registrant also offers a frequent buyer program that rewards customer loyalty by providing the opportunity to accrue points for purchases. Such points are then redeemed for additional discounts and sales incentives at later dates.

Following is a chart of the WSN Mall order fulfillment procedure:

         Order received    Transfer of    Strategic       Payment made
                           order to       partner fills   to strategic
                           strategic      order provides  partner
                           partner        notification

One of the Registrant's objectives remains that of becoming a dominant international retailer of consumer goods and services with the primary goal of facilitating the ease, efficiency and advantages of online shopping. The initial implementation of the WSN Mall has been successful in generating revenue despite the extremely competitive environment in which it has operated.
Sales have been consistent, but in order to create a distinguishable business method along with a viable, long-term future, the Registrant seeks to develop a new and innovative online shopping experience to operate in conjunction with its business hosting and website development services.

As the e-commerce market is relatively new and competitive, the Registrant expects that competition may continue to increase.
The Registrant currently competes against other companies with e-commerce sites, including, but certainly not limited to Amazon.com, Inc., Buy.com, Inc., Yahoo, Intermallamerica.com, iVillage.com and many other companies marketing and selling goods over the Internet. Most of these competitors have significantly greater resources than the Registrant which may provide them with a greater ability to market their products more effectively.

Future of WSN Mall

It is the intent of the Registrant to create an online shopping mall showcasing products aimed at the 20-35 year old, active consumer. The Registrant seeks to implement a theme-based shopping experience, selling products geared toward image-conscious and active adult consumer population. New and innovative marketing techniques will be utilized to expand the brand recognition of the site and also to generate interest in
the mall.   In addition, the Registrant plans to expand its
operations by acquiring technology related businesses so as to operate under a three tier model.

World Access Network

Present

In addition to operating the WSN Mall, the Registrant also provides a full-range of Internet services through World Access Network ("WAN"), a division of the Registrant. This includes website development and hosting for businesses and other organizations wishing to create an online presence without the cost and hassle associated with maintaining their own servers and hardware. Additionally, WAN provides Internet access to businesses and consumers.

WAN currently serves over 125 customers, primarily in the Southern California market, providing for all of their Internet service needs including website development, hosting and maintenance, linking and access. The Registrant has invested over $100,000 of capital into the development of its hardware and has dual-redundant T1 line capability. The Registrant maintains sufficient access lines so that if a server becomes busy, the next available server will receive and process the customer's request. As requests grow beyond the capacity of the equipment, new servers will be added to the rotation. This arrangement makes growth easy and accommodates the risk of failure.

Additionally, WAN offers turn-key mall opportunities to its clients, enabling the establishment and maintenance of their own shopping malls. WAN currently provides this service to eight of its existing customers and hopes to expand the offering of the service.

The Registrant and WAN anticipate that, as with the WSN Mall, the competition in the area of web hosting and development will continue to increase. The web development and hosting market is extremely competitive and WAN expects competition to only intensify in the future. WAN's current competitors include companies such as Network Solutions, Inc., Creative Business Solutions Co. and numerous other companies engaged in the business of web development and hosting.

Future of World Access Network

In the future the Registrant expects its Web Development Services to offer superior connectivity to both new and existing customers. The Registrant will continue to service its existing customers, upgrading their current operations to offer increased marketing exposure.

Vision for the Future of the Registrant

While the Registrant has achieved and is maintaining a steady level of success with regard to the WSN Mall and its web services divisions, it seeks to implement a plan to further increase its market share, particularly with young, active consumers through the development of a highly interactive shopping and educational experience.

Long-term viability of the Registrant is a priority. The Registrant does not wish to follow the path of many of its competitors by striving only to amass a large market share with the primary goal of becoming a viable buy-out target. Its philosophy remains that of developing and maintaining a profitable balance between successful operations with regard to:

locating and maintaining market share

web development services and Internet access

the ultimate acquisition of businesses, technologies, services and/or products to further expand the business.

Strategic Relationships

The Registrant has established strategic partnerships with three specialty catalog warehouse companies: Specialty Merchandise, Ingram Micro, and Tech Data. Each of these companies have extensive catalogs listing thousands of products ranging from extremely inexpensive novelty items to computers and other electronic products costing thousands of dollars. The Registrant has established open purchase orders with each of these partners. Currently, the Registrant listed over 4,700 products listed in the catalogs of these three companies on the WSN Mall. Only the limited personnel resources of the Registrant has prevented it from adding additional products. It is the intention of the Registrant to utilize the proceeds from this offering to add employees and increase its product offerings. In addition, the Registrant will pursue strategic relationships with additional catalog companies to increase the variety of its product offerings thus attracting a broader range of web traffic.

Advertising and Promotion

Success or failure in this highly competitive industry, where consumers can change shopping locations with a click of their mouse, and can easily ignore advertising and promotion that is not compelling or eye-catching, will be determined by the Registrant's ability to capture the attention of consumers "surfing" the Internet.

The Registrant will continue to market and effectuate its current operations while developing new features. In order to create a more stimulating and engaging online shopping experience, the Registrant foresees the development of an extremely interactive shopping experience. In furtherance of that goal, current efforts are being directed toward the development of the Registrant's image around an animation-created celebrity. The Registrant intends to create an animated celebrity who will guide shoppers through the site for a shopping experience with an Internet edge, much like that of a video game. In addition, the animated celebrity will engage in educational encounters with shoppers informing them about computers and the Internet.

Image Development

The Registrant foresees that the development of the animated celebrity will distinguish it from the other e-commerce sites and attract youthful, active and financially sound visitors and shoppers. The Registrant anticipates that in addition to implementing the animated celebrity on the website, a line of merchandise with the animated celebrity's image will be developed. Potential media include the development of a comic book series, an animated series for television as well as wearable merchandise such as t-shirts, sweatshirts and hats.

Infomercials

To further market the site, the Registrant also seeks to develop an infomercial educating the public as to why the Internet should be a part of their lives and why they should be online, and further, why the Registrant's sites should be a part of their lives. The Registrant currently offers unprecedented convenience and benefits. The Registrant seeks not only to improve upon and increase those benefits, but also to educate about the Internet, its uses, values and benefits.

Radio Advertising

In addition to the infomercial, the Registrant intends to purchase radio air time to advertise in an effort to create name recognition and additionally, maintain a visible presence at industry events such as trade shows and seminars.

Competition

The Internet and e-commerce market is extremely competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer preferences, brand name recognition and marketing, and the development of new and competing technologies. The Registrant's current or potential competitors include:

e-commerce solution providers that provide shopping cart based transaction products such as: Yahoo/Viaweb, Icat, and Pandesic web developers that incorporate e-commerce products in their solutions such as Mercantec, Hiway, and Simplenet on-line shopping malls and auction houses such as The Internet
Mall, Branch Mall, iMall, the Yahoo Store, Amazon.com, eBay, and
Zauction

product search software and comparison shopping sites such as Excite's Jengo, Yahoo Junglee, MSN's Sidewalk.com, and
Webmarket.com.

In terms of the web hosting portion of its business, the Registrant anticipates competition from Internet service providers who offer a variety of connection features and speeds of access. Some use telephone lines, some use television cable systems, and others offers satellite focused services. There are numerous providers of these services and no one provider dominates the market. Many service providers are affiliated with telephone or cable television companies which provide capital resources and customer marketing opportunities unavailable to the Registrant.

The Registrant believes the principal competitive factors in this market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, reliability, and speed of fulfillment. Although the Registrant is one of the pioneers in this industry, most of its competitors have larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources available to them. Some of its competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to web site and systems development. Nevertheless, the Registrant has and believes it can continue to remain competitive in this industry due to its delivery of quality products and services on an extremely cost competitive basis. Compared to many of its competitors, the Registrant has an exceedingly lean overhead and cost base. This lean overhead and cost base has not compromised the quality of the Registrant's products and services. On the contrary, the Registrant believes the quality of its products and services are equal to or better than its larger competitors.

Government Regulation

There are currently few laws or regulations directly applicable
to access to or commerce on the Internet.   Therefore, the
Registrant is not directly subject to any special regulation outside of those rules and regulations concerning commerce in general. Nevertheless, the Registrant believes that dramatically increasing Internet usage will eventually result in additional government regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

The Registrant currently owns or controls the following property in connection with its operations:

The Registrant leases its corporate offices at 1530 Brookhollow Drive, Suite C, Santa Ana, California 92705. This space is deemed adequate for the immediate future. In addition, the Registrant currently owns approximately $85,000 in computers, office equipment, and furniture at its offices.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "WSHP") and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2000

                                             High            Low

Quarter Ended October 31, 1999 *             0.43            0.25
Quarter Ended December 31, 1999 **           2.81            0.25
Quarter Ended March 31, 2000                 0.81            0.37
Quarter Ended June 30, 2000                  0.44            0.10

*  The shares only trading on one day during the month of October
1999.
** The fiscal year of the Registrant was changed to June 30, effective on November 22, 1999.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on July 31, 1999

                                             High            Low

Quarter Ended October 31, 1998               0.13            0.12
Quarter Ended January 31, 1999               0.13            0.10
Quarter Ended April 30, 1999                 0.12            0.10
Quarter Ended July 31, 1999                  0.50            0.10

Holders of Common Equity

As of June 30, 2000, there were approximately 268 shareholders of record of the Registrant's common stock.

Dividend Information

The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities

The Registrant made the following sales of unregistered securities during the fiscal year ended on June 30, 2000:

(a)  On April 19, 2000, the Registrant issued a total of
3,425,000 shares of its common stock to the Directors of the Registrant in exchange for consulting services previously rendered to the company.

(b) On April 19, 2000, the Registrant issued 500,000 shares of its common stock to a company for consulting work for the Registrant

These transactions were accomplished pursuant to Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act of 1933. No discounts or commission were paid in connection with these sales. The class of persons to whom these sales were made is sophisticated investors.

ITEM 6.  PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this registration statement.

The Registrant's principal activities have focused on:

the development and implementation of an Internet shopping model, the "WSN Mall"

the development of proprietary technology to support such model an analysis of products and services to be offered

relationship development with providers of such products and services the design, development and implementation of proprietary merchandising and marketing techniques to support the WSN Mall model the development of full-range of Internet services through World
Access Network, a division of the Registrant

the identification and building of a management team.

The Registrant can satisfy its cash requirements for approximately six months with the cash available at June 30, 2000 (the Registrant borrowed a total of $36,000 in March 2000 under two unsecured promissory notes, bearing interest at the rate of 10% and due in one year). The Registrant will need to raise additional capital in the next 12 months in order to meet its continuing requirements, including any acquisitions that the Registrant may undertake. Management expects that such acquisitions, although not determined at this time, will take at least $1,000,000 in capital to accomplish.

The Registrant currently has no employees. Members of the management team and several support personnel are treated as independent contractors at this time. It is the intention of the Registrant to establish a payroll and benefits with some of the working capital from this offering for these individuals. Other than this, the Registrant does not expect to increase employees over the next twelve months.

Capital Expenditures

There were no material capital expenditures during the fiscal year ended June 30, 2000.

Risk Factors Connected with Plan of Operation

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations and has embarked on a new business direction within the past twelve months. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it cannot generate sufficient cash flow to continue its operations for an indefinite period at the current level without requiring additional financing. The Registrant will need to raise additional capital in the next six months, through debt or equity, to implement fully implement its sales and marketing strategy and grow. In addition, the Registrant currently plans one or more acquisitions over the next twelve months and will need financing of at least $1,000,000 during the year 2000 in order to pay for these anticipated acquisitions and to sustain the Registrant. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate or if cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

(c)  Registrant Only Has Limited Assets.

The Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

(d)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(e)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 29% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(f)  Limitations on Liability, and Indemnification, of
Directors and Officers.

Although neither the articles of incorporation nor the bylaws of the Registrant provide for indemnification of officer or directors of the Registrant, the Delaware General Corporation Law provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(g)  Potential Conflicts of Interest Involving Management.

Currently, the officers and directors of the Registrant devote 100% of their time to the business of the Registrant. However, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

(h)  Acceptance And Effectiveness Of Internet Electronic
Commerce.

The Registrant's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

(i)  Competition In Internet Commerce.

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

(j)  Unreliability Of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(k)  Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on the Registrant's business.

(l)  Governmental Regulation Of The Internet.

There are currently few laws that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, taxation and the characteristics and quality of products and services sold over the Internet. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm the Registrant's business.

(m)  Influence of Other External Factors on Prospects for
Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(n)  No Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(o)  Absence of Cash Dividends

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(p)  Limited Public Market for Registrant's Securities.

There has been only a limited public market for the shares of common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electronic commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, investors in the Registrant may not be able to liquidate an investment in the shares readily, or at all.

(q) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

There has been only a limited public market for the
common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(r)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(s)  Shares Eligible For Future Sale.

All of the 5,400,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(t)  Uncertainty Due to Year 2000 Problem.

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

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of customers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the year ended June 30, 2000, and for the year ended June 30, 1999 are presented in a separate section of this report following Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective on September 10, 1999, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Rothstein, Kass & Company, P.C., was dismissed by Registrant. This accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the board of directors.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal.

(b) Effective on September 15, 1999, the firm of Keyhan Company has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

John J. Anton , President/Chief Executive Officer/Director.

Mr. Anton, age 72, is a 40-year veteran of the motion picture and television industry working for all three major television networks. For the last 22 years, Mr. Anton has been a member of the Directors Guild and of the International Alliance of Theatrical Stage Employees. During his career in the motion picture and television industry Mr. Anton produced special shows for the Ford Motor Company as well as shows with Tony Bennett, the Kingston Trio, and the Smothers Brothers. He also coordinated special events including major college bowl games and the Academy Awards. Further, Mr. Anton was instrumental in the opening of the Santa Monica Civic Center as a consultant. Mr. Anton retired from National Broadcasting Company, Inc. (NBC) in 1993 as Sports Operations Producer for the West Coast. Since that time, he has been active as an independent businessman and consultant. Mr. Anton has been with the Registrant since its inception in 1995 and became its president in 1996. Mr. Anton attended Saint Ambrose Academy, Iowa, the Don Martin School of Broadcasting in Hollywood and NBC Business and Technical Operations College in Burbank, California.

John Moore, Vice President of Information Systems/Secretary/Director

Mr. Moore, age 30, has been Vice President of Information Systems for the Registrant since 1995 where he has designed, developed, and managed all of the Registrant's systems. In this capacity, Mr. Moore built one of the original Windows based Bulletin Board systems. This system serviced approximately 350 users from all over Southern California, had roughly 80 advertisers, and was one of the first to show images and was therefore easily transformed into an Internet presence.

Prior to his service with the Registrant, Mr. Moore taught Computer Science at Glendale College, California and coordinated the Internet activities for the Computer Science and Information Systems Department. In the Network Administrator there he supervised a small service group that was responsible for 350 computers on a campus with a student population of 10,000. Mr. Moore also has worked as a programmer in the Information Systems departments for several local governments and as a technical consultant to a variety of business and political agencies.

Mr. Moore received a Bachelor of Arts in Journalism and a Bachelor of Arts in Political Science from California State University, Humboldt, a Masters Degree in International Relations from the University of San Diego (where he taught professors how to use the Internet in exchange for his tuition), and an Associate of Arts in German from the Monterey Institute of International Studies. Mr. Moore has been using the Microsoft operating system since its inception and is familiar with each subsequent revision. This has resulted in Mr. Moore becoming a member of the Microsoft Developers network, a member of the Microsoft Site Builder Program, and a member of the Microsoft NT Users Group.

Martin Bloomenstein, Vice President of Finance/Treasurer/Director.

Mr. Bloomenstein, age 64, has been the Vice President of Finance for the Registrant since 1996. Prior to that time, he was an officer, director and consultant of APN, Inc., a SMR development company. Mr. Bloomenstein has been a certified public accountant
(CPA) for over 35 years. He received his Bachelor of Science degree from New York University.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the with respect to the fiscal year ended June 30, 2000 and subsequently, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) The current officers and directors have not received any compensation to date in such capacities. They will not be remunerated until the Registrant turns profitable.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of June 30, 2000 (18,619,278 issued and outstanding) (the Registrant also currently has 666,667 Class A Warrants outstanding, exercisable at $2.04 per share until December 31, 2002, and 666,667 Class B Warrants outstanding, currently exercisable at $3.00 per share until December 31, 2002) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Tri-Star Diversified Ventures,    4,500,000        24.17%
Stock         L.L.C.
              1601 East Flamingo Rd., Suite 18
              Las Vegas, Nevada 89119

Common        John J. Anton                     3,250,000        17.45%
Stock         1530 Brookhollow Drive, Suite C
              Santa Ana, California 92705

Common        John Moore                        2,000,000        10.74%
Stock         1530 Brookhollow Drive, Suite C
              Santa Ana, California 92705

Common        Marcine Aniz Uhler                1,200,000         6.44%
Stock         3402 Bimini Lane, #3-F
              Coconut Creek, Florida
              33066-2049

Common        Martin Bloomenstein                 150,000         0.81%
Stock         1530 Brookhollow Drive, Suite C
              Santa Ana, California 92705

Common        Shares of all directors and       5,400,000        29.00%
Stock         executive officers as a group (3
              persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the beginning of the Registrant's last fiscal year, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

Share Exchange Agreement.

Pursuant to a share exchange agreement dated as of August 15, 1999, among the Registrant, Tri-Star Diversified Ventures, L.L.C., John J. Anton, and Nick Markulis, TriStar and Messrs. Anton and Markulis exchanged all of their shares of common stock of World Shopping Network, Inc., a Wyoming corporation, for an aggregate of 79,950,000 newly issued shares of common stock of the Registrant. As a result of this exchange (a) Tri-Star held 54,000,000 shares of common stock, which represented approximately 58% of the issued and outstanding common stock, (b) John J. Anton held 15,000,000 shares of the common stock, which represented approximately 16% of the issued and outstanding common stock, and (c) Nick Markulis held 10,950,000 shares of common stock, which represented approximately 12% of the issued and outstanding common stock. As a result of the share exchange agreement the Registrant owned approximately 59% of the issued and outstanding shares of Wyoming corporation and this corporation was a majority owned subsidiary of the Registrant.

Consulting Agreement.

On April 26, 2000, the Registrant entered into a consulting agreement with Marcine Aniz Uhler wherein she agreed to perform for the Registrant services and consulting related to structuring and producing radio programs, and associated publicity items. Consulting services include, but are not limited to, providing information, evaluation, and analysis with regard to the publicity needs of the Registrant, including the possible production of one or more radio programs concerning the e-commerce in general and the business of Registrant in particular. Under the terms of this agreement, Ms. Uhler received, as consideration for services provided, 1,200,000 shares of common stock of the Registrant which have been issued under the Registrant's retainer stock plan for non-employee directors and consultants, which shares have been registered under a Form S-8 filed and effective with the U.S. Securities and Exchange Commission on May 2, 2000.

Consulting Services.

On April 19, 2000, the Registrant issued a total of 3,425,000 shares of its common stock to the directors of the Registrant in exchange for consulting services previously rendered to the company (not in their capacity as officers and directors of the Registrant). These services were rendered prior to and subsequent to the merger which took place in September 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements and Schedules                    Page

Report of Independent Accountants                                29

Consolidated Balance Sheet as of June 30, 2000                   30

Consolidated Statements of Operations for the year
ended June 30, 2000 and the year ended June 30, 1999             31

Consolidated Statements of Shareholders' Equity for the year
ended June 30, 2000 and the year ended June 30, 1999             32

Consolidated Statements of Cash Flows for the year
ended June 30, 2000 and the year ended June 30, 1999             33

Notes to Consolidated Financial Statements                       34

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      World Shopping Network, Inc.


Dated: October 11, 2000               By: /s/ John J. Anton
                                      John J. Anton, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                        Title                     Date

/s/ John J. Anton        President, Chief Executive       October 11, 2000
John J. Anton            Officer, Director

/s/ John Moore           Vice President, Information      October 11, 2000
John Moore               Systems, Director

/s/ Martin Bloomenstein  Vice President, Finance          October 11, 2000
Martin Bloomenstein      (principal financial and
                         accounting officer), Director

                   INDEPENDENT AUDITOR'S REPORT

Board of Directors
World Shopping Network, Inc. (formerly known as U.S.A. Growth, Inc.)

We have audited the accompanying consolidated balance sheet of World Shopping Network, Inc. and subsidiary (formerly known as U.S.A. Growth, Inc.) (the "Company"), a development stage company, as of June 30, 2000, and the related consolidated statements of operations, and cash flows for the period August 14, 1987 (date of inception) to June 30, 2000, and for the years ended June 30, 2000 and 1999, and stockholders' equity for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the period August 14, 1987 (date of inception) to June 30, 2000 and for the years ended June
30,2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has been in the development stage since its inception. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters which raise doubt about the Company's ability to continue as a going concern are also disclosed in Note 11 to the financial statements. The continued existence of the Company is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Keyhan Company
Keyhan Company
An accountancy corporation
September 20, 2000
Irvine, California

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
               (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED BALANCE SHEET
                               JUNE 30, 2000

                                 ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $ 480,194
  Accounts receivable                                          3,677
  Prepaid expenses and other current assets                    9,649
  Deferred tax asset, net of valuation allowance
   of $210,000                                                     -
                                                             493,510

PROPERTY AND EQUIPMENT, NET                                   12,062

                                                           $ 505,572

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                     $ 66,327

NOTES PAYABLE                                                131,000

COMMITMENTS AND CONTINGENCIE

STOCKHOLDERS' EQUITY
  Common stock, par value $.001 per share,
   authorized 100,000,000 shares, issued and
   outstanding 18,619,278                        $  18,619
  Paid in capital                                  907,699
  Accumulated deficit during development stage    (618,073)

                                                             308,245

                                                           $ 505,572

The accompanying notes are an integral part of these financial
Statements.

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
               (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Cumulative
                         For the year      For the year      August 14, 1987
                             Ended            ended          (Date of
                             2000             1999           Inception to
                                                             June 30, 2000

SERVICE AND FEE INCOME   $    42,280       $        -        $   42,280

EXPENSES
 Selling, general and
  administrative             351,465           14,295           645,056
 Expenses incurred as a
  result of rescinded
  investments                      -                -           270,734

                             351,465           14,295           915,790
OTHER INCOME (EXPENSE)
 Interest income              20,195           18,708           271,849
 Interest expense             (4,521)               -            (4,521)

                              15,674           18,708           267,328

INCOME (LOSS) BEFORE
INCOME TAX                  (293,511)           4,413          (606,182)

INCOME TAX PROVISION
(BENEFIT)
 Federal                           -                -             3,739
 State                        (2,190)          (1,023)            8,152

                              (2,190)          (1,023)           11,891

NET INCOME (LOSS)           (291,321)           5,436          (618,073)

BASIC INCOME (LOSS)
PER SHARE OF COMMON
STOCK                          (0.03)            0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING               10,518,177        2,331,730

The accompany notes are an integral part of these financial statements.

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
              (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                     (A DEVELOPMENT STAGE COMPANY)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Accumulated
                          Common Stock           Paid In      Deficit During
                        Shares        Amount     Capital      Development Stage

BALANCE
August 14, 1987
(Inception)                  -           -             -                    -

COMMON STOCK ISSUED
TO FOUNDING
STOCKHOLDERS            2,550,000      2,550      (2,550)                   -

COMMON STOCK ISSUED
AT INITIAL PUBLIC
OFFERING                8,000,000      8,000     715,523

COMMON STOCK ISSUED
FOR SERVICES              420,000        420           -                    -

NET LOSS                        -          -           -             (324,830)

BALANCES
July 31, 1997          10,970,000     10,970     712,973             (324,830)

COMMON STOCK ISSUED
FOR SERVICES              130,000        130      10,270                    -

NET LOSS                        -          -           -               (7,358)

BALANCES
July 31, 1998          11,100,000     11,100     723,243             (322,188)

COMMON STOCK ISSUED
FOR CASH                2,400,000      2,400      45,600                    -

NET INCOME                      -          -           -                5,436

                       13,500,000     13,500     768,843             (326,752)

12 to 1 REVERSE SPLIT         /12          -           -                    -

BALANCES
July 31, 1999           1,125,000     13,500     768,843             (326,752)

COMMON STOCK ISSUED
PRIOR TO MERGER
(Split Adjusted)        6,662,500     79,950     (79,950)

COMMON STOCK ISSUED
FOR SERVICES            6,045,000      6,045           -                    -

WSN SHARE EXCHANGE
2.5-1 FORWARD STOCK
SPLIT                   4,786,778    (80,876)    218,806                    -

NET LOSS                        -          -           -             (291,321)

                       18,619,278     18,619     907,699             (618,073)

The accompanying notes are an integral part of these financial statements.

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                    (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Cumulative
                                    Year Ended    Year Ended  August 14, 1987
                                    July 31       July 31     (Date of
                                    2000          1999        Inception to
                                                              July 31, 1999

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Income (loss)                   $(291,321)    $  5,436    $ (618,073)

Adjustments to reconcile net (loss)
 to net cash provided (used) by
 operating activities:

 Depreciation                          22,339            -        22,339
 Common stock issued for services       6,045            -        17,145

 Increase in accounts receivable       (1,404)      (1,123)       (3,677)
 Decrease in accounts receivable
  (WSN)                                14,348            -        14,348
 Increase in prepaid expenses and
  other current assets                 (9,649)      (1,123)       (9,649)
 Decrease in accounts receivable
  (WSN)                                     -            -             -

 Increase (decrease) in accounts
  payable and accrued expenses         65,105       (3,228)       66,327
 Decrease in accounts payable and
  accrued expenses (WSN)              (23,869)           -       (23,869)

                                     (218,406)         (38)     (535,109)

CASH FLOWS FROM INVESTING
ACTIVITIES

 Acquisition of property and
  equipment                            (9,482)           -        (9,482)

CASH FLOWS FROM FINANCING
ACTIVITIES

 Net proceeds from sales of
  common stock                             -        48,000       771,243
 Net proceeds from notes payable     131,000             -       131,000

                                     131,000        42,488       902,243

NET INCREASE (DECREASE) IN CASH      (96,888)       42,450       357,652

BEGINNING CASH AND CASH
EQUIVALENTS (WSN)                    122,532             -       122,532
BEGINNING CASH AND CASH
EQUIVALENTS (USAG)                   454,540       405,455             -

ENDING CASH AND CASH
EQUIVALENTS                          480,184       447,905       480,184

The accompany notes are an integral part of these financial statements.

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
ACCOUNTING  POLICIES

Organization and Nature of Operations

U.S.A. Growth, Inc. ("USAG") was incorporated on August 14, 1987 in the state of Delaware, and had adopted a July 31 year-end. Currently, USAG is a development stage company, since it has not commenced its planned principal operations. Since its inception, USAG has engaged in research, internally and through the use of independent consultants, to determine what type of business could be established by a new venture, which would have potentially high profits.

On May 10, 1999, USAG caused the incorporation of Growth Net Inc. ("GNI"). On May 11, 1999, USAG subscribed for 1,000 shares common stock, par value $.001 per share, of GNI (the "Common Stock"). On June 30, 1999, USAG subscribed for an additional 13,499,000 shares of Common Stock (such shares, together with the original 1,000 shares, are hereinafter referred to as the "GNI Shares"). As payment for the GNI Shares, USAG transferred to GNI all of USAG's assets as of June 30, 1999, which assets were comprised solely of cash and cash equivalents and, at such date, amounted to approximately $456,000. Also on June 30, 1999, USAG declared a distribution to the holders of the shares of common stock of USAG of record as of that same date (the "USAG Holders") of one share of Common Stock for each share of common stock of USAG held. Such distribution was payable on or about August 25, 2000 (10 business days following the effective date of the registration statement filed on August 14, 2000). As of the record date, all of the USAG Holders held 13,500,000 shares of common stock of USAG. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly owned non-operating subsidiary of the Company.

GNI was formed in anticipation of the reorganization of USAG. From its inception, the Company has been a development stage company and has not generated any revenues from operations. For its fiscal year ended April 30, 2000, GNI experienced a net loss.

GNI's authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred
Stock, par value $.001 per share. Both prior to and upon completion of the distribution, 13,500,000 shares of Common Stock will be issued and outstanding.

In September 1999, USAG entered into a merger agreement with World Shopping Network (WSN), whereby such entities would merge and operate as World Shopping Network, Inc. (the "Company"). WSN was incorporated on October 2, 1996 in the state of Wyoming, and had adopted a June 30 year-end. The merger agreement provides for WSN to be merged with and into USAG, which is the surviving corporation.

Effective September 30, 1999, USAG changed its name to World
Shopping Network, Inc. The certificate of incorporation and bylaws of USAG will continue to govern the operation of the Company.
Reverse Stock Split

On July 2, 1999, the Company declared a 12 to 1 reverse stock split. As a result, the Company's retroactive issued and outstanding shares of common stock as of July 31, 1999 were 1,125,000.

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

Concentration of Credit Risk

Cash balances are maintained at several banks. Accounts at each institution are insured by the Federal Deposit Insurance
Corporation ("FDIC") up to $100,000.

Cash equivalents include approximately $400,000 in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value at June 30, 2000.

Inventories

Inventories are stated at the lower of cost or estimated market, using the first in-first out method.

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped.

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

Income (Loss) per Common Share

Effective July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At June 30, 2000 and 1999, the company has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding during the period, retroactively adjusted for the stock split discussed in Note3.

Reclassification

Certain reclassifications have been made to the 1999 financial statements to conform to the classifications issued in 2000.

NOTE 2:  RESCINDED INVESTMENTS AND TERMINATED MERGERS

In 1988, the Company issued 3,500,000 (291,667 post-split) restricted shares of common stock, for all of the outstanding common stock of Factory Outlets of America, Inc. (FOA), a franchiser of general merchandise stores. In accordance with the agreement, the Company contributed $250,000 to FOA's additional paid-in capital. In 1990, this agreement was rescinded as FOA failed to achieve the specified profit levels, and 3,080,000 (256,667 post-split) shares of restricted stock were returned to the Company. The Company issued the remaining 420,000 (35,000 post-split) shares to the underwriter as compensation for services rendered. As a result of this transaction, the Company incurred total expenses of $270,734, which consisted of acquisition and organization costs of $20,734, and the write-off of its investment in FOA of $250,000.

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

NOTE 3:  STOCKHOLDERS' EQUITY

On February 16, 1988, the Company successfully completed its public offering and sold 8,000,000 (666,666 post-split) units at $.10 per unit. Each unit consists of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant entitles the holder to purchase, for $.17 ($2.04 post split), one share of common stock and one Class B common stock purchase warrant, through December 31, 1999. The Company has the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 ($3.00 post-split) per share and is exercisable through December 31, 2000.

Reverse Stock Split

On July 2, 1999, the Company declared a 12 to 1 reverse stock split at which time the Company's issued and outstanding shares amounted to 13,500,000. As a result of the reverse split, the Company's issued and outstanding shares of common stock as of July 31, 1999 were 1,125,000.

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Company issued 130,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided. On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash. On April 19, 2000, the Company issued 3,425,000 shares with a value of $6,045 to three officers as compensation for past services performed.

NOTE 5:  MERGERS AND ACQUISITIONS

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby these entities would merge and operate as World Shopping
Network, Inc.

The merger is tax free under Internal Revenue Code 361. The merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500; and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of
2.5 to 1, resulting in issued and outstanding shares of 4,727,905.

The issued and outstanding shares of common stock after the merger was 12,515,405. The issued and outstanding class A warrants totaling 16,000,000 were subject to a reverse split of 12 to 1, resulting in a total of 1,333,333.

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

The following unaudited pro forma information is based on the June 30, 1999 financial statements.

                                     USAG         WSN
                                     HISTORICAL   HISTORICAL   PRO FORMA

Cash and cash equivalents            $454,540     $122,532     $577,072

Other assets                            2,273       39,267       41,540

Accounts payable and accrued expenses   1,222       23,869       25,090

Stockholders' equity                 $455,591      137,930      595,522

The above historical column represents WSN financial information as of or for the year ended June 30, 1999. In the pro forma presentation, the historical column has been added to the Company's June 30, 1999 financial information, and the combined data have been adjusted assuming that (a) the merger occurred on June 30, 1999.

If the merger had occurred on August 1, 1998, the pro forma effect on basic and diluted income/loss per share for fiscal 1999 and 2000 would not have been significant.

Since the merger is not a business combination, additional pro forma financial information otherwise required by the rules and regulations of the Securities and Exchange Commission ("SEC") has not been presented.

NOTE 6:  INCOME TAXES

For the period from inception to June 30, 2000, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary difference at June 30, 2000; the estimated income tax effect of such differences approximated $210,000.

The reported income tax benefit differs from the amount that would result from applying the federal statutory rate to the pre-tax loss because of the state income tax effect at a rate of approximately 9%. The components of the deferred income tax benefit are set forth below:

                                                             Inception to
                            June 30, 2000    June 30, 1999   June 30, 2000

                              $ 139,000        $       0        $210,000

As of June 30, 2000, the Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $380,000 and $250,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2010.

The Company's accounting NOL carryforward approximates $600,000 at June 30, 2000. The related deferred tax asset arising in 2000 and 1999 approximated $139,000 and $0, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future year, the Company has recorded a 100% valuation allowance against the June 30, 2000 balance of this deferred tax asset.

A summary of the activity in the valuation allowance for the deferred tax asset for the years ended June 30, 2000 and 1999 is presented below:

                                                            Amount

Balance at July 1, 1998                                     $  71,000

Adjustment for deferred tax asset                                   -

Balance at June 30, 1999                                       71,000

Adjustment for deferred tax asset                             139,000

Balance at June 30, 2000                                     $210,000

NOTE 7:  PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following at June 30, 1999:

Computer equipment                     $  76,383
Office equipment                           7,373
Furniture and fixtures                     1,453
                                          85,209
    Less:  Accumulated depreciation      (73,147)

                                       $  12,026

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Notes Payable

At various times during the year the Company obtained financing of $45,000 from a major shareholder (Tristar diversified, LLC) to assist in day to day operations. The terms of these loans call for 10% annual interest rate, with full principal and interest payable on November 1, 2000.

The company borrowed an additional $86,000 from two other non-related sources. These notes bear annual interest rate of 10%, with maturities from December 2000 through June 30, 2001.

Included in accounts payable and accrued expenses is $4,521 in interest payable to these parties.

Office Lease

The Company leases approximately 1,300 square feet of office space, located at 1530 Brookhollow Drive, in Santa Ana, California 92705. The terms of the lease call for monthly payments of approximately $1,400 from March 1997 through February 1998, $1,500 from March 1998 through March 1999, $1,700 from April 1998 through March 2000, and $1,800 from April 2000 through March 2001. The lease expires on March 24, 2001.

Future minimum payments due under the operating lease for the year ending June 30, 2001 is approximately $16,500.

Other

During the year ended June 30, 2000, the Company was late on several filing requirements to the SEC. These filings included Form 10-KSB for the year ended July 31, 1999, Form 10-Q for the quarter ended October 31, 1999, and Form 8-K to announce the consummation of the merger, file WSN's June 30, 1999 audited financial statements, and report the change in the Company's fiscal year-end to June 30.

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

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes of $2,445 were paid during the year ended June 30, 2000. The cumulative tax payment from August 17, 1987 (date of inception) through June 30, 2000 was $23,432.

NOTE 10:  SUBSEQUENT EVENT

In September 2000, the Company signed a letter of intent to acquire Delphi Communications Inc. (an operating company) for stock. The agreement is contingent upon an appraisal and Federal
Communication Commission's approval.

NOTE 11:  GOING CONCERN

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

NOTE 12:  YEAR 2000 COMPLIANCE (UNAUDITED)

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

                             EXHIBIT INDEX

Number                         Exhibit Description

2 Agreement and Plan of Merger between the Registrant and World Shopping Network, Inc., dated September 15, 1999
     (incorporated by reference to the Schedule 14C Definitive
      Information Statement filed on October 1, 1999).

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996). Certificate of Merger (which includes amendment to Articles of Incorporation) (incorporated by reference to Exhibit 3.2 of the Form 10-QSB for the period ended October 31, 1999 - filed on February 28, 2000).

3.3 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-K filed on November 5, 1996).

4.1   Share Exchange Agreement between the Registrant, Tri Star
      Diversified Ventures, L.L.C., Nick Markulis, and John J. Anton, dated August 15, 1999 (incorporated by reference to Exhibit 4 of the Form 10-QSB for the period ended October 31, 1999 - filed on February 28, 2000).

4.2   Retainer Stock Plan for Non-Employee Directors and
      Consultants, dated April 25, 2000 (incorporated by reference to
      Exhibit 4.1 of the Form S-8 filed on May 2, 2000).

4.3   Consulting Services Agreement between the Registrant and
      Laurel-Jayne Yapel Manzanares, dated April 25, 2000 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on May 2, 2000).

4.4   Consulting Services Agreement between the Registrant and
      Marcine Aniz Uhler, dated April 26, 2000 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on May 2, 2000).

4.5   Form of Common Stock Purchase Agreement between the
      Registrant and institutional investors (incorporated by reference to Form SB-2 filed on July 6, 2000).

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).

27    Financial Data Schedule (see below).