Form 10QSB
period 2000-09-30
WORLD SHOPPING NETWORK INC/NV
filed 2000-11-20
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000
OR

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

As of September 30, 2000, the Registrant had 26,088,562 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X.

                         TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         SEPTEMBER 30, 2000                                        3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                 5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                 7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                8

ITEM 2.  PLAN OF OPERATION                                        12

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      15

ITEM 5.  OTHER INFORMATION                                        15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         15

SIGNATURE                                                         15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
               (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                     CONSOLIDATED BALANCE SHEET
                           (Unaudited)

                              ASSETS

                                                   September 30, 2000

CURRENT ASSETS
 Cash and cash equivalents                            $    475,765
 Accounts receivable                                         8,059
 Prepaid expenses and other current assets                 156,049
 Deferred tax asset, net of evaluation allowance                 -
                                                           639,873

PROPERTY AND EQUIPMENT, net                                 12,309

                                                      $    652,182

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                $     74,542

NOTES PAYABLE                                               49,521

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock                                                26,088
Additional paid-in capital                               1,200,567
Accumulated deficit during development stage              (698,536)

                                                           528,119

                                                     $     652,182

The accompanying notes are an integral part of these financial statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                    (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)

                                           For the Three Months Ended
                                                  September 30
                                           2000                   1999

SERVICE AND FEE INCOME                     $     24,190           $  11,042

EXPENSES
Selling, general and administrative              89,075              83,604
Depreciation                                      2,500                   -

                                                 91,575              83,604

OTHER INCOME (EXPENSE)
Interest income                                   3,000               1,552
Interest expense                                 (4,500)                  -

                                                 (1,500)              1,552

INCOME (LOSS) BEFORE INCOME TAX                 (68,885)            (71,010)

INCOME TAX PROVISION (BENEFIT)
State                                               800                 800
                                                    800                 800

NET LOSS                                        (69,685)            (71,810)

BASIC AND DILUTED LOSS PER SHARE OF
COMMON STOCK                                       (nil)              (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           22,353,920           2,812,500

The accompanying notes are an integral part of these financial statement

                 WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Three Months Ended
                                   September 30            September 30
                                       2000                     1999

CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (loss)                       (69,685)               (71,810)
Adjustments to reconcile net income
(loss) to  net cash provided (used)
by operating activities:
Depreciation                              2,500                      -
Common stock issued for services
and debt                                  7,469                      -
(Increase) decrease in accounts
receivable                               (4,382)                (1,139)
Increase in prepaid expenses and
other current assets                          -                      -
Increase in accounts payable and
accrued expenses                          8,215                  1,810

                                        (55,883)               (71,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment    (2,748)                (8,753)

                                         (2,748)                (8,753)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change from debt exchange common
stock                                   146,468                      -
Net proceeds from notes payable         (92,256)                     -

                                         54,212                      -

NET INCREASE (DECREASE) IN CASH          (4,419)               (71,139)

BEGINNING CASH AND CASH EQUIVALENTS     480,184                453,417

ENDING CASH AND CASH EQUIVALENTS        475,765                382,278

The accompanying notes are an integral part of these financial statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

On May 10, 1999, USAG caused the incorporation of Growth Net Inc.
(GNI). On May 11, 1999, USAG subscribed for 1,000 shares common stock, par value $0.001 per share, of GNI (the "Common Stock"). On June 30, 1999, USAG subscribed for an additional 13,499,000 shares of Common Stock (such shares, together with the original 1,000 shares, are hereinafter referred to as the "GNI Shares"). As payment for the GNI Shares, USAG transferred to GNI all of USAG's assets as of June 30, 1999, which assets were comprised solely of cash and cash equivalents and, at such date, amounted to approximately $456,000. Also on June 30, 1999, USAG declared a distribution to the holders of the shares of common stock of USAG of record as of that same date (the "USAG Holders") of one share of Common Stock of GNI for each share of common stock of USAG held. Such distribution was payable on or about August 25, 2000 (10 business days following the effective date of the registration statement filed on August 14, 2000). As of the record date, all of the USAG Holders held 13,500,000 shares of common stock of GNI. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly owned non-operating subsidiary of the Company. As of November 13, 2000, the distribution has not commenced and is awaiting the Security and Exchange Commission's approval.

GNI was formed in anticipation of the reorganization of USAG. From its inception, the Company has been a development stage company and has not generated any revenues from operations. For its fiscal year ended April 30, 2000, GNI experienced a net loss.

GNI's authorized capital stock consists of 200,000,000 shares of Common Stock and 10,000,000 shares of blank check Preferred
Stock, par value $0.001 per share. Both prior to and upon completion of the distribution, 13,500,000 shares of Common Stock will be issued and outstanding.

In September 1999, USAG entered into a merger agreement with World Shopping Network ("WSN"), whereby such entities would merge and operate as World Shopping Network, Inc. (the "Company"). WSN was incorporated on October 2, 1996 in the state of Wyoming, and had adopted a June 30 year-end. The merger agreement provides for WSN to be merged with and into USAG, which is the surviving corporation.

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

Cash equivalents include approximately $400,000 in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value at September 30, 2000.

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

Income (Loss) per Common Share

Effective July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At September 30, 2000 and 1999, the company has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding during the period, retroactively adjusted for the stock split discussed in Note3.

Reclassification

Certain reclassifications have been made to the 1999 financial statements to conform to the classifications issued in 2000.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company is required to adopt this statement in the first quarter of fiscal year 2001, with early adoption permitted. Although the Company has not fully assessed the implications of this new statement, it does not believe adoption of this statement will have a material impact on the Company's future financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company has elected early adoption of SAB 101 and is in compliance with SAB 101 revenue recognition requirements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions involving Stock Compensation" an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that FIN 44 will not have a material effect on its financial position or results of operations.

Going Concern

These interim consolidated financial statements have been prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, as discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of September 30, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations. Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the current fiscal year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. During the three month period ended September 30, 2000, units for common shares and warrants were subscribed for cash proceeds to finance the operations of the Company. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

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

NOTE 3:  STOCKHOLDERS' EQUITY

On February 16, 1988, the Company successfully completed its public offering and sold 8,000,000 (666,666 post-split) units at $.10 per unit. Each unit consists of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant entitles the holder to purchase, for $.17 ($2.04 post split), one share of common stock and one Class B common stock purchase warrant, through December 31, 2002. The Company has the right to redeem the unexercised warrants on thirty days written notice for $.001 per warrant. Each Class B warrant entitles the holder to purchase one share of common stock at $.25 ($3.00 post-split) per share and is exercisable through December 31, 2002.

Reverse Stock Split

On July 2, 1999, the Company declared a 12 to 1 reverse stock split at which time the Company's issued and outstanding shares amounted to 13,500,000. As a result of the reverse split, the Company's issued and outstanding shares of common stock as of July 31, 1999 were 1,125,000.

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Company issued 130,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided. On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash. On April 19, 2000, the Company issued 3,425,000 shares with value of $6,045 to three officers as compensation for past services performed. During August and September 2000, the Company issued 6,613,000 shares for various services (valued at $153,937) and 856,284 shares in exchange for the outstanding loans of $146,468. See Note 8.

NOTE 5:  MERGERS AND ACQUISITIONS

In September 1999, USAG entered into a merger agreement with WSN (a development stage company), whereby these entities would merge and operate as World Shopping Network, Inc.

The merger is tax free under Internal Revenue Code Secion 361. The merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500;
and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of
2.5 to 1, resulting in issued and outstanding shares of 4,727,905.

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

If the merger had occurred on August 1, 1998, the pro forma effect on basic and diluted income/loss per share for fiscal 1999 and 2000 would not have been significant.
Contingent Acquisition

In September 2000, the Company signed a letter of intent to acquire Delphi Communications Inc. (an operating company) for stock. The agreement is contingent upon an appraisal and Federal
Communication Commission's approval.

NOTE 6:  INCOME TAXES

For the period from inception to September 30, 2000, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary difference at September 30, 2000; the estimated income tax effect of such differences approximated $210,000.

As of September 30, 2000, the Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $380,000 and $250,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2010.

The Company's accounting NOL carryforward approximates $600,000 at September 30, 2000. The related deferred tax asset arising in 2000 and 1999 approximated $139,000 and $0, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future year, the Company has recorded a 100% valuation allowance against the September 30, 2000 balance of this deferred tax asset.

NOTE 7:  PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following at September 30, 2000:

Computer equipment             $  79,130
Office equipment                   7,373
Furniture and fixtures             1,453
                                  87,956

Less:  Accumulated depreciation  (75,647)

                               $  12,309

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Notes Payable

At various times during the year the Company obtained financing of $45,000 from a major shareholder (TriStar Diversified, LLC) to assist in day to day operations. The terms of these loans call for 10% annual interest rate, with full principal and interest payable on January 1, 2001.

The company borrowed an additional $143,000 from two other non-related sources. These notes bear annual interest rate of 10%, with maturities from December 2000 through June 30, 2001. The Company is in negotiations to convert these loans to common stock. In September 2000, the Company converted these notes including interest to common stock.

Included in accounts payable and accrued expenses is $9,021 in interest payable to these parties.

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

Future minimum payments due under the operating lease for the year ending June 30, 2001 is approximately $11,000.

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

Twelve-Month Plan of Operation.

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

The Registrant can satisfy its cash requirements for approximately six months with the cash available at September 30, 2000 (the Registrant borrowed a total of $36,000 in March 2000 under two unsecured promissory notes, bearing interest at the rate of 10% and due in one year). The Registrant will need to raise additional capital in the next 12 months in order to meet its continuing requirements, including any acquisitions that the Registrant may undertake. Management expects that such acquisitions, although not determined at this time, will take at least $1,000,000 in capital to accomplish.

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

Capital Expenditures.

There were no material capital expenditures during the quarter ended September 30, 2000.

Current Developments.

(a)  Joint Venture with American Consumer Network.

On August 3, 2000, the Registrant entered into a joint venture agreement with American Consumer Network for the purpose of developing, marketing and managing an online program for the product/service and actively undertake marketing efforts in accordance with an approved marketing plan (see Exhibit 10.1 to this Form 10-QSB). This will be for the primary purpose of providing customers of the Registrant discounts on rental cars, movie theater tickets, and theme parks. Under the terms of this agreement, the beneficial interest of each party in the products/services covered by the agreement is to be shared equally (net profits after costs). Also under this agreement, the Registrant has paid to the two principals of American, Charles Studebaker and Richard Omahen, 200,000 shares each of unrestricted free trading shares of World.

(b)  Joint Venture with Preferred Dental Plan.

On September 27, 2000, the Registrant entered into a joint venture agreement with Preferred Dental Plan for the purpose of the Registrant marketing the products/services of this company, and developing, managing, hosting and maintaining a website for these products/services and driving traffic to the website (see
Exhibit 10.2 to this Form 10-QSB). Preferred Dental Plan has experience in the relationships, services, and products to provide this website with a dental insurance product and services necessary for the Registrant to create an internet presence for Preferred's current off-line business for California residents. Under the terms of this agreement, the beneficial interest of each party in the business covered by this agreement is to be shared equally (net profits after costs). Also under this agreement, the Registrant will be only be entitled to compensation for internet subscriptions from the website created by the Registrant for Preferred.

(c)  Acquisition Agreement with Delphi Communications, Inc.

On November 8, 2000, the Registrant entered into a definitive agreement with Delphi Communications, Inc. whereby the Registrant will acquire certain of the assets of this company (which includes the license for the AM radio station KMET). This agreement replaced and superceded a binding letter of intent for this transaction which was entered into by the parties on September 19, 2000. Under the terms of this agreement, the Registrant has agreed to pay to Delphi 7,415,254 restricted shares of common stock of the Registrant (valued on the date of the transaction at $1,750,000). This agreement is subject to approval by the Federal Communications Commission of the transfer of the license for this radio station owned by Delphi (the Registrant expects that such approval will be forthcoming with 120 days from the date of the transaction).

KMET carries live broadcasts of Los Angeles Dodgers baseball, Los Angeles Lakers basketball and the Los Angeles Kings hockey games. In addition, KMET airs the popular, nationwide one-on-one sports-talk radio program. When not broadcasting sports content, KMET airs country western music.

Risk Factors Connected with Plan of Operation.

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

PART II - OTHER INFORMATION

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

None

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 World Shopping Network, Inc.



Dated: November 17, 2000         By: /s/ John J. Anton
                                 John J. Anton, President

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

10.1 Joint Venture Agreement between the Registrant and American Consumer Network, dated August 3, 2000 (see below).

10.2 Joint Venture Agreement between the Registrant and Preferred Dental Plan, dated September 27, 2000 (see below).

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).

27     Financial Data Schedule (see below).