Form 10QSB
period 2000-12-31
WORLD SHOPPING NETWORK INC/NV
filed 2001-02-22
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 31, 2000
OR

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

As of December 31, 2000, the Registrant had 31,131,873 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X.

                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF
         DECEMBER 31, 2000                                          3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND SIX MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         DECEMBER 31, 2000 AND DECEMBER 31, 1999                    5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 8

ITEM 2.  PLAN OF OPERATION                                         14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                         21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       22

ITEM 5.  OTHER INFORMATION                                         22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          22

SIGNATURE                                                          23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

               WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                 (FORMERLY KNOWN AS U.S.A. GROWTH, INC.)
                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                      December 31,2000

                                  ASSETS

Current Assets
Cash and cash equivalents                             $    478,565
Accounts receivable                                          3,574
Prepaid expenses and other current assets                  149,974
Deferred tax asset, net of
valuation allowance                                              -
                                                           632,113

Property and Equipment, Net                                 11,060

                                                      $    643,173

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses                 $     58,972

Notes Payable                                              129,880

Commitments and Contingencies
Stockholders' Equity
Common stock                                                26,853
Additional paid-in capital                               1,199,802
Accumulated deficit during development stage              (772,334)
                                                           454,321

                                                      $    643,173

The accompanying notes are an integral part of these financial statement

              WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                      (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                Three Months           Six Months
                              Ended December 31      Ended December 31
                              2000         1999      2000         1999

Service and Fee Income          19,081       8,888       43,271      19,254

Expenses
Selling, general and
administrative                  93,929       69,132     183,004     150,739
Depreciation                     1,250            -       3,750           -

                                95,179       69,132     186,754     150,739
Other Income (Expense)
Interest income                  5,000            -       8,000           -
Interest expense                (1,900)           -      (6,400)          -

                                 3,100            -       1,600           -

Income (Loss) Before
Income Tax                     (72,998)     (60,244)    (141,883)  (131,485)

Income Tax Provision
(Benefit) State                    800          800        1,600          -

                                   800          800        1,600          -

Net Loss                       (73,798)     (61,044)    (143,483)  (131,485)

Basic and Diluted Loss Per
Share of Common Stock            (0.00)       (0.02)       (0.01)     (0.05)

Weighted Average Number of
Common Shares Outstanding    22,353,920    2,812,500   22,353,920 2,812,500

The accompanying notes are an integral part of these financial statement

             WORLD SHOPPING NETWORK, INC. AND SUBSIDIARY
                     (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                     Six Months Ended
                                                     December 31, 2000

Cash Flows From Operating Activities
Net Income (loss)                                    $ (143,483)
Adjustments to reconcile net income
(loss) to Net cash provided (used) by
operating activities:

Depreciation                                                         3,750
Common stock issued for services and debt                            7,544
(Increase) decrease in accounts receivable                  103
(Increase) decrease in prepaid expenses
and other current assets                                           124,740
Increase (decrease) in accounts payable
and accrued expenses                                                 7,355

Cash Flows From Investing Activities
Acquisition of property and equipment                    (2,748)

                                                         (2,748)

Cash Flows From Financing Activities
Net change from debt exchange common stock                         146,468
Net proceeds from notes payable                        (145,348)

                                                                     1,120

Net Increase (Decrease) In Cash                          (1,619)

Beginning Cash and Cash Equivalents                                480,184

Ending Cash snd Cash Equivalents                                   478,565

Supplemental Disclosure of Cash Flow Information

Cash paid for income taxes                                               -

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

On May 10, 1999, USAG caused the incorporation of Growth Net Inc. ("GNI"). On May 11, 1999, USAG subscribed for 1,000 shares common stock, par value $.001 per share, of GNI (the "Common Stock"). On June 30, 1999, USAG subscribed for an additional 13,499,000 shares of Common Stock (such shares, together with the original 1,000 shares, are hereinafter referred to as the "GNI Shares"). As payment for the GNI Shares, USAG transferred to GNI all of USAG's assets as of June 30, 1999, which assets were comprised solely of cash and cash equivalents and, at such date, amounted to approximately $456,000. Also on June 30, 1999, USAG declared a distribution to the holders of the shares of common stock of USAG of record as of that same date (the "USAG Holders") of one share of Common Stock of GNI for each share of common stock of USAG held. Such distribution was payable on or about August 25, 2000 (10 business days following the effective date of the registration statement filed on August 14, 2000). As of the record date, all of the USAG Holders held 13,500,000 shares of common stock of GNI. This transaction was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements include the accounts of GNI, a wholly owned non-operating subsidiary of the Company. As of November 13, 2000, the distribution has not commenced and is awaiting the Securities and Exchange Commission's approval.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Growth
Net Inc., a Nevada corporation. Intercompany transactions have been eliminated in the consolidation.

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

Cash equivalents include approximately $400,000 in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value at December 31, 2000.

Inventories

Inventories are stated at the lower of cost or estimated market, using the first in-first out method.

Revenue Recognition

Revenues from sales to distributors and resellers are recognized when related products are shipped.

Income Taxes

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Income (Loss) per Common Share

Effective July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At December 31, 2000 and 1999, the company has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. See Note 3.

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

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company has elected early adoption of SAB 101 and is in compliance with SAB 101 revenue recognition requirements.

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

The Company's future operations are dependent upon the market's acceptance of its services and the Company's ability to secure strategic partnerships. There can be no assurance that the Company will be able to secure market acceptance or strategic partnerships. As of December 31, 2000, the Company is considered to be in the development stage as the Company has not generated any significant revenues and is continuing to develop its business, and has experienced negative cash flows from operations. Operations have primarily been financed through the issuance of common stock. The Company does not have sufficient working capital to sustain operations until the end of the current fiscal year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. During the three month period ended December 31, 2000, units for common shares and warrants were subscribed for cash proceeds to finance the operations of the Company. If sufficient financing cannot be obtained, the Company may be required to reduce operating activities.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Company issued 131,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided. On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash. On April 19, 2000, the Company issued 3,425,000 shares with value of $6,045 to three officers as compensation for past services performed. During August and September 2000, the Company issued 6,613,000 shares for various services (valued at $153,937) and 856,284 shares in exchange for the outstanding loans of $146,468. See Note 8. In October and November 2000, the Company issued an additional 715,000 for services rendered.

NOTE 5:  MERGERS AND ACQUISITIONS

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. (WSN) (a development stage company), whereby these entities would merge and operate as World Shopping Network, Inc.

The merger is tax free under Internal Revenue Code Section 361. The merger also resulted in the following stock splits: (a) of the total 93,450,000 issued and outstanding shares of the registrant prior to the merger, they were subject to a reverse split of 12 to 1, resulting in issued and outstanding shares of 7,787,500;
and (b) of the total 4,556,162 issued and outstanding shares of WSN prior to the merger, they were first subject to a reduction of 2,665,000 due to a Share Exchange Agreement, resulting in a total of 1,891,162, which was then subject to a forward split of
2.5 to 1, resulting in issued and outstanding shares of 4,727,905.

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

Contingent Acquisition

In September 2000, the Company signed a letter of intent to acquire Delphi Communications Inc. (an operating company) for stock. The agreement is contingent upon an appraisal and Federal Communication Commission ("FCC")'s approval. In February 2001, the FCC approved the acquisition, and the Company is in process of finalizing the agreement.

NOTE 6:  INCOME TAXES

For the period from inception to December 31, 2000, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary difference at December 31, 2000; the estimated income tax effect of such differences approximated $210,000.

As of December 31, 2000, the Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $470,000 and $250,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2010.

The Company's accounting NOL carryforward approximates $700,000 at December 31, 2000. The related deferred tax asset arising in 2000 and 1999 approximated $243,000 and $0, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future year, the Company has recorded a 100% valuation allowance against the December 31, 2000 balance of this deferred tax asset.

NOTE 7:  PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following at December 31, 2000:

Computer equipment            $  79,130
Office equipment                  7,373
Furniture and fixtures            1,453
                                 87,956
Less:  Accumulated
depreciation                    (76,896)

                              $  11,060

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Notes Payable

At various times during the year the Company obtained financing of $45,000 from a major shareholder (Tristar Diversified, LLC) to assist in day-to-day operations. The terms of these loans call for 10% annual interest rate, with full principal and interest payable on January 1, 2001.

The company borrowed an additional $143,000 from two other non-related sources. These notes bear annual interest rate of 10%, with maturities from December 2000 through June 30, 2001. The Company is in negotiations to convert these loans to common stock. In December 2000, the Company converted these notes including interest to common stock.

Included in accounts payable and accrued expenses is $10,921 in interest payable to these parties.

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

Future minimum payments due under the operating lease for the year ending June 30, 2001 is approximately $5,000.

NOTE 9:  GOING CONCERN

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

The Registrant can satisfy its cash requirements for approximately six months with the cash available at December 31, 2000 (the Registrant borrowed a total of $36,000 in March 2000 under two unsecured promissory notes, bearing interest at the rate of 10% and due in one year). The Registrant will need to raise additional capital in the next 12 months in order to meet its continuing requirements, including any acquisitions that the Registrant may undertake. Management expects that such acquisitions, although not determined at this time, will take at least $1,000,000 in capital to accomplish.

The Registrant currently has 4 employees. Members of the management team and support personnel that were previously treated as independent contractors became employees in October 2000. It is the intention of the Registrant to establish a payroll and benefits with some of the working capital from this offering for these individuals. Other than this, the Registrant does not expect to increase employees over the next twelve months.

Capital Expenditures.

There were no material capital expenditures during the quarter ended December 31, 2000.

Current Developments.

Acquisition Agreement with Delphi Communications, Inc.

On November 8, 2000, the Registrant entered into a definitive agreement with Delphi Communications, Inc. whereby the Registrant will acquire certain of the assets of this company (which includes the license for the AM radio station KMET) (see Exhibit
10.3 to this Form 10-QSB). This agreement replaced and superceded a binding letter of intent for this transaction which was entered into by the parties on September 19, 2000. Under the terms of this agreement, the Registrant has agreed to pay to Delphi 7,415,254 restricted shares of common stock of the Registrant (valued on the date of the transaction at $1,750,000). This agreement is subject to approval by the Federal Communications Commission of the transfer of the license for this radio station owned by Delphi (the Registrant expects that such approval will be forthcoming with 120 days from the date of the transaction).

KMET carries live broadcasts of Los Angeles Dodgers baseball. In addition, KMET airs the popular, nationwide one-on-one sports-talk radio program. When not broadcasting sports content, KMET airs country western music.

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

(b)  Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it cannot generate sufficient cash flow to continue its operations for an indefinite period at the current level without requiring additional financing. The Registrant will need to raise additional capital in the next six months, through debt or equity, to implement fully implement its sales and marketing strategy and grow. In addition, the Registrant currently plans one or more acquisitions over the next twelve months and will need financing of at least $1,000,000 during the year 2001 in order to pay for these anticipated acquisitions and to sustain the Registrant. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate or if cash flow from operations proves to be insufficient to fund operations (due to unanticipated expenses, technical difficulties, problem or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

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

(e)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 24% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Use of Proceeds.

On July 6, 2000, the company filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 50,000,000 shares of common stock (aggregate offering price of $7,000,000 under Rule 457(c)) (File No. 0-20277). This offering has been used primarily for consulting services for the company, and commenced on the effective date of this registration statement (July 18, 2000). To December 31, 2000, a total of 12,512,595 shares of common stock have been issued out of this registration statement; 9,203,000 have been for consulting services to the Company, and 3,309,595 have been sold for cash under two common stock purchase agreements (see form of common stock purchase agreement set forth in Exhibit 4.5 to this Form 10-QSB):

(a) Shares of common stock under this offering have been sold under a common stock purchase agreement, dated September 11, 2000, entered into between the Registrant and The David Andrew Trust. Under this agreement, this trust has agreed to purchase shares of common stock of the Registrant at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. The Registrant has done two put notices under this agreement prior to December 31, 2000 resulting in the sale of 856,284 shares in October 2000 at $0.18 per share, for a total consideration of $154,131.06, and 2,203,311 shares in December 2000 at $0.125 per share, for a total consideration of $220,311.10.

(b) Shares of common stock under this offering have been sold under a common stock purchase agreement, dated November 15, 2000, entered into between the Registrant and Alliance Equitiest.
Under this agreement, this trust has agreed to purchase shares of common stock of the Registrant at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. The Registrant has done one put notice under this agreement prior to December 31, 2000 resulting in the sale of 250,000 shares in December 2000 at $0.10 per share, for a total consideration of $25,000.

The expenses involved with this offering to date have been approximately $28,500. The net cash proceeds from this offering
(gross proceeds of $399,442.16 less offering expenses) of approximately $370,942.16 have been used for working capital for the company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          World Shopping Network, Inc.



Dated: February 21, 2001                  By: /s/ John J. Anton
                                          John J. Anton, President

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

10.1 Joint Venture Agreement between the Registrant and American Consumer Network, dated August 3, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on November 20, 2000).

10.2 Joint Venture Agreement between the Registrant and Preferred Dental Plan, dated September 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 20, 2000).

10.3 Agreement between the Registrant and Delphi Communications, Inc., dated November 8, 2000 (incorporated by reference to
       Exhibit 2 to the Form 8-K filed on January 12, 2001)

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).