Form 10QSB
period 2001-03-31
WORLD SHOPPING NETWORK INC/NV
filed 2001-05-15
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes            No   X.

As of March 31, 2001, the Registrant had 32,355,202 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000                   3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                                 4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                                 5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        8

ITEM 2.  PLAN OF OPERATION                                                14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                        21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                              22

ITEM 5.  OTHER INFORMATION                                                22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 22

SIGNATURE                                                                 23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            WORLD SHOPPING NETWORK, INC.
                           (A Development Stage Company)
                            CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               March 31 2001

                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           454,448
Accounts receivable                                                  12,699
Prepaid expenses and other current assets                             9,649
Deferred tax asset, net of valuation allowance                            -
                                                                    476,796

PROPERTY AND EQUIPMENT, net                                           9,810

                                                                    486,606

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                33,339

NOTES PAYABLE                                                       111,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock                                                         32,355
Additional paid-in capital                                        1,115,104
Accumulated deficit during development stage                       (805,192)
                                                                    342,267

                                                                    486,606

The accompanying notes are an integral part of these financial statements

                          WORLD SHOPPING NETWORK, INC.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             For The              For The
                             Three Months         Nine Months     Cumulative
                             Ended March         Ended March       August
                                  31                     31        14 1987
                             2001       2000     2001      2000   (date of
                                                                  Inception
                                                                  to March 31
                                                                  2001

SERVICE AND FEE INCOME       15,839     16,539    59,366  26,120      101,646

EXPENSES
Selling, general and
administrative               70,323     83,450   241,346 263,566      886,402
Depreciation                  1,250          -     3,750       -      274,484
                             71,573     83,450   245,096 263,566    1,160,886

OTHER INCOME (EXPENSE)
Interest income               5,307          -    13,307  20,196      285,156
Interest expense             (3,396)         -   (13,896)      -      (18,417)
                              1,911          -      (589)  20,196     266,739

INCOME (LOSS) BEFORE
INCOME TAX                  (53,823)   (66,911) (186,319) (217,250)   (792,501)

INCOME TAX PROVISION
(BENEFIT)
State                             -          -       800         -       8,952
                                  -          -       800         -      12,691

NET LOSS                    (53,823)   (66,911) (187,119)   (217,250) (805,192)

BASIC AND DILUTED LOSS
PER SHARE OF COMMON STOCK     (0.00)     (0.01)    (0.01)      (0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON  SHARES
OUTSTANDING              31,666,322 12,574,278 27,460,197 10,770,272

The accompanying notes are an integral part of these financial statements

                            WORLD SHOPPING NETWORK, INC.
                            (A Development Stage Company)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                       Nine Months    Nine Months    Cumulative
                                         Ended          Ended        August 14
                                       March 31       March 31       1987
                                         2001           2000        (Date of
                                                                     Inception)
                                                                     to March
                                                                     31 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                      (187,119)        (217,250)     (805,192)
Adjustments to reconcile net
income (loss) to net cash
provided (used) by operating
activities:
Depreciation                              3,750                 -       26,089
Common stock issued for services          7,644                 -       80,659
(Increase) decrease in accounts
receivable                               (9,022)           (9,117)     (12,699)
(Increase) decrease in prepaid
expenses and other current assets             -              2,273      (9,649)
Increase (decrease) in accounts
payable and accrued expenses             32,988             34,437      33,339
                                       (151,759)          (189,657)   (687,453)

CASH FLOWS FROM INVESTING ACTIVITIES

Net reverse merger transactions               -            125,242     125,242
Acquisition of property and equipment    (2,748)            (9,482)    (12,230)
                                         (2,748)           115,760     113,012

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales or debt
conversion of common stock               68,771                  -     837,889
Net proceeds from notes payable          60,000             81,000     191,000
                                        128,771             81,000   1,028,889

NET INCREASE (DECREASE) IN CASH         (25,736)             7,103      454,448

BEGINNING CASH AND CASH EQUIVALENTS     480,184            454,540            -

ENDING CASH AND CASH EQUIVALENTS        454,448            461,643      454,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for income taxes                  800                800       21,787

The accompanying notes are an integral part of these financial statements


                               WORLD SHOPPING NETWORK INC.
                              (A Development Stage Company)
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

World Shopping Network, Inc., formerly known as U.S.A. Growth, Inc. ("USAG"), was incorporated on August 14, 1987 in the State of Delaware, and had adopted a July 31 year-end. Currently, the Company is a development stage company, since it has not commenced its planned principal operations. Since its inception, WSN has engaged in research, internally and through the use of independent consultants, to determine what type of business could be established by a new venture, which would have potentially high profits.

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

On May 10, 1999, USAG caused the incorporation of Growth Net Inc.
("GNI"), which was formed in anticipation of the reorganization of USAG. For its fiscal year ended April 30, 2000, GNI experienced a net loss.

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

Cash equivalents include approximately $400,000 in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value at March 31, 2001.

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

Income (Loss) per Common Share

Effective July 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings/loss per share is computed by dividing income
(loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. At December 31, 2000 and 1999, the Company has unexercised common stock warrants to purchase 16,000,000 (1,333,333 post-split) shares. Such warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive. The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding during the period, retroactively adjusted for the stock split.

Reclassification

Certain reclassifications have been made to the 2000 financial statements to conform to the classifications issued in 2001.

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

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC in administering the disclosure requirements of the Federal securities laws in applying generally accepted accounting principles to revenue recognition in financial statements. Application of the accounting and disclosures desired in the bulletin is required by the second quarter of 2000. The Company is in compliance with SAB 101 revenue recognition requirements.

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

Public Offering

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

NOTE 4:  RELATED PARTY TRANSACTIONS

On February 2, 1998, the Company issued 131,000 (10,833 post-split) shares with value of $10,400 to a related party as compensation for services provided. On June 29, 1999, the Company issued 2,400,000 (200,000 post-split) shares to three existing shareholders for $48,000 in cash. On April 19, 2000, the Company issued 3,425,000 shares with value of $6,045 to three officers as compensation for past services performed. During the nine months ended March 31, 2001, the Company issued 12,879,640 shares for various services and cash, and 856,284 shares in exchange for the outstanding loans of $146,468. See Note 8.

NOTE 5:  MERGERS AND ACQUISITIONS

Merger

In September 1999, USAG entered into a merger agreement with World Shopping Network, Inc. ("WSN") (a development stage company), whereby these entities would merge and operate as World Shopping
Network, Inc.

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

Contingent Acquisition

In September 2000, the Company signed a letter of intent to acquire Delphi Communications Inc. (an operating company) for stock. The agreement is contingent upon an appraisal and Federal Communication Commission ("FCC")'s approval. In February 2001, the FCC approved the acquisition, and the Company is in process of finalizing the agreement. The Company anticipates operating the radio station by end of the fiscal year.

NOTE 6:  INCOME TAXES

For the period from inception to March 31, 2001, the Company is considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses are capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. In addition, as discussed in Note 2, the Company has incurred capital losses as a result of a rescinded investment. These are the only significant temporary difference at March 31, 2001; the estimated income tax effect of such differences approximated $210,000.

As of March 31, 2001, the Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $470,000 and $250,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2010.

The Company's accounting NOL carryforward approximates $800,000 at March 31, 2001. The related deferred tax asset arising in 2001 and 2000 approximated $243,000 and $0, respectively. Because the Company is a development stage enterprise and there is no reasonable assurance that such asset will be realized in future year, the Company has recorded a 100% valuation allowance against the March 31, 2001 balance of this deferred tax asset.

NOTE 7:  PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following at March 31, 2001:

Computer equipment                $  79,130
Office equipment                      7,373
Furniture and fixtures                1,453
                                     87,956
Less:  Accumulated depreciation     (78,146)
                                      9,810

NOTE 8:  COMMITMENTS AND CONTINGENCIES

Notes Payable

At various times during the year the Company obtained financing of $45,000 from a major shareholder (Tristar Diversified, LLC) to assist in day-to-day operations. The terms of these loans call for 10% annual interest rate, with full principal and interest payable on January 1, 2001. The Company is currently negotiating new terms. Included in accounts payable and accrued expenses is $6,000 in interest payable to these parties.

The Company borrowed an additional $143,000 from two other non-related sources. These notes bear annual interest rate of 10%, with maturities from December 2000 through June 30, 2001. The Company is in negotiations to convert these loans to common stock. In December 2000, the Company converted these notes including interest to common stock.

During the three months ended March 31, 2001, the Company borrowed an additional $60,000 from these sources. These notes bear annual interest rate of 10%, with maturities through June
30, 2001. The Company is in negotiations to convert these loans to common stock.

Office Lease

The Company leases approximately 1,300 square feet of office space, located at 1530 Brookhollow Drive, in Santa Ana, California 92705. The terms of the lease call for monthly payments of approximately $1,400 from March 1997 through February 1998, $1,500 from March 1998 through March 1999, $1,700 from
April 1998 through March 2000, and $1,800 from April 2000 through March 2001. The lease expired on March 24, 2001. The Company is currently on a month-to-month lease.

NOTE 9:  GOING CONCERN

The Company is a development stage company, as defined in the SFAS No. 7. It is the Company's belief that it will continue to incur losses for at least the next 12 months. The Company incurred a net loss of $187,119 for the nine months ended March 31, 2001. The Company does not have sufficient working capital to sustain operations until the end of the current fiscal year ended June 30, 2001. Additional debt or equity financing will be required and may not be available or may not be available on reasonable terms. Operations have primarily been financed through the issuance of common stock. During the three month period ended March 31, 2001, units for common shares and warrants were subscribed for cash proceeds to finance the operations of the Company. The continued existence of the Company is dependent upon its ability to meet future financing requirements, and the success of future operations.

These factors create an uncertainty about the Company's ability to continue as a going concern. The Company's management has developed a plan, which includes working to secure market acceptance of its services and to secure strategic partnerships. The Company will also seek additional sources of capital through the issuance of debt equity financing.

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

The Registrant can satisfy its cash requirements for approximately six months with the cash available at March 31, 2000. The Registrant will need to raise additional capital in the next 12 months in order to meet its continuing requirements, including any acquisitions that the Registrant may undertake. Management expects that such acquisitions, although not determined at this time, will take at least $1,000,000 in capital to accomplish.

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

Capital Expenditures.

There were no material capital expenditures during the quarter ended March 31, 2001.

Current Developments.

(a)  Acquisition Agreement with Delphi Communications, Inc.

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

Under the terms of this agreement, the Registrant has agreed to pay to Delphi 7,415,254 restricted shares of common stock of the Registrant (valued on the date of the transaction at $1,750,000). This agreement is subject to approval by the Federal Communications Commission of the transfer of the license for this radio station owned by Delphi. In February 2001, the FCC approved the acquisition, and the Registrant is in process of finalizing the agreement. The Registrant anticipates operating the radio station by end of the fiscal year (June 30, 2001).

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

(e)  Control of the Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 20% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

(s)  Shares Eligible for Future Sale.

The 6,562,500 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

There were no sales of unregistered securities in the quarter ended March 31, 2001.

Use of Proceeds.

On July 6, 2000, the Registrant filed a Form SB-2 with the SEC under Rule 415 (self offering) to register an aggregate amount of 50,000,000 shares of common stock (aggregate offering price of $7,000,000 under Rule 457(c)) (File No. 0-20277). This offering has been used primarily for consulting services for the Registrant, and commenced on the effective date of this registration statement (July 18, 2000). To March 31, 2001, a total of 13,595,924 shares of common stock have been issued out of this registration statement; 9,203,000 have been for consulting services to the Company, and 4,392,924 have been sold for cash under two common stock purchase agreements (see form of common stock purchase agreement set forth in Exhibit 4.5 to this Form 10-QSB):

(a) Shares of common stock under this offering have been sold under a common stock purchase agreement, dated September 11, 2000, entered into between the Registrant and The David Andrew Trust. Under this agreement, this trust has agreed to purchase shares of common stock of the Registrant at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. The Registrant has done two put notices under this agreement prior to March 31, 2001 resulting in the sale of 856,284 shares in October 2000 at $0.18 per share, for a total consideration of $154,131.06, 2,203,311 shares in December 2000 at $0.125 per share, for a total consideration of $220,311.10, and 1,083,329 shares in January 2001 at $0.03216, for a total consideration of $34,839.87.

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

The expenses involved with this offering to date have been approximately $28,500. The net cash proceeds from this offering
(gross proceeds of $434,282 less offering expenses) of $405,782 have been used for working capital for the Registrant.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In March 2001, the Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant to do the following: (a) file an Amendment to the Certificate of Incorporation with the Delaware Secretary of State changing the name of the Company to WSN Group, Inc., a Delaware Corporation;
(b) increase the authorized common stock of the Company to 500,000,000 in such amendment; and (c) approve the Agreement and Plan of Merger by and between the newly named WSN Group, Inc. (Delaware) and WSN Group, Inc. (Nevada). None of such actions will be done until a date which is at least twenty days after the filing of a Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 2, 2001.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   World Shopping Network, Inc.



Dated: May 14, 2001                By: /s/ John J. Anton
                                   John J. Anton, President

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

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K filed on November 5, 1996).

3,2 Certificate of Merger (which includes amendment to Articles of Incorporation) (incorporated by reference to Exhibit 3.2 of the Form 10-QSB for the period ended October 31, 1999 - filed on February 28, 2000).

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