Form 10KSB
period 2001-06-30
WSN GROUP INC
filed 2001-11-27
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-20277

                                   WSN GROUP, INC.
              (Exact name of registrant as specified in its charter)

              Nevada                                            11-2872782
(State or jurisdiction of incorporation                       I.R.S. Employer
          or organization)                                  Identification No.)

      1530 Brookhollow Drive, Suite C, Santa Ana, California        92705
             (Address of principal executive offices)            (Zip Code)

                  Registrant's telephone number:  (714) 427-0760

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 1, 2001: Common Stock, par value $0.001 per share -- $883,139. As of October 1, 2001 the Registrant had 33,375,202 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X.

                                  TABLE OF CONTENTS

PART I.                                                                    PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                              3

ITEM 2.  DESCRIPTION OF PROPERTY                                             13

ITEM 3.  LEGAL PROCEEDINGS                                                   13

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS                 13

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            14

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    16

ITEM 7.  FINANCIAL STATEMENTS                                                24

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                              24

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                           25

ITEM 10. EXECUTIVE COMPENSATION                                              27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      28

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      29

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX
         TO FINANCIAL STATEMENTS                                             30

SIGNATURES                                                                   31

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

     In March 2001, the Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant to do the following: (a) file an Amendment to the Certificate of Incorporation with the Delaware Secretary of State changing the name of the Registrant to WSN Group, Inc., a Delaware Corporation; (b) increase the authorized common stock of the Registrant to 500,000,000 in such amendment; and (c) approve the Agreement and Plan of Merger by and between the newly named WSN Group, Inc. (Delaware) and WSN Group, Inc. (Nevada). The Registrant was redomiciled to the State of Nevada effective on June 11, 2001.

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

World Access Network.

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

Vision for the Future of the Registrant.

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

Strategic Relationships.

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

Advertising and Promotion.

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

Competition.

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

Government Regulation.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant currently owns or controls the following property in connection with its operations:

     The Registrant leases certain property, equipment and a vehicle under various operating leases that expire through April 2005, included its corporate offices at 1530 Brookhollow Drive, Suite C, Santa Ana, California 92705 (this space is deemed adequate for the immediate future). The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2001: (2002: $29,057; 2003:$8,743; 2004:$8,472; 2005: $7,060). The
Registrant currently owns approximately $41,000 (depreciated value) in computers, office equipment, and furniture at its offices.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On July 25, 2001, the Registrant filed an action in the Orange County, California Superior Court seeking to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract (WSN Group, Inc.
v. Tri-Star Diversified Ventures, L.L.C., et al, Case No. 01CC09508).
A cross complaint was filed by Tri-Star and the Registrant is currently contesting the case vigorously. No trial date has been set. Based upon the opinion of the Registrant's counsel, the likelihood is favorable as to success for the Registrant. Potential gain is the cancellation of 4,500,000 shares of common stock; potential loss is the Registrant having to repay the loans outstanding to Tri-Star of $45,000 plus accrued interest could result in favor of the Registrant. The financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans plus accrued interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In March 2001, the Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant to do the following: (a) file an Amendment to the Certificate of Incorporation with the Delaware Secretary of State changing the name of the Registrant to WSN Group, Inc., a Delaware Corporation; (b) increase the authorized common stock of the Registrant to 500,000,000 in such amendment; and (c) approve the Agreement and Plan of Merger by and between the newly named WSN Group, Inc. (Delaware) and WSN Group, Inc. (Nevada). The Registrant was redomiciled to the State of Nevada effective on June 11, 2001.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's shares of common stock are traded on the Over the Counter Bulletin Board (under the symbol "WSNG") (changed from "WSHP" effective on July 6, 2001) and the range of closing bid prices shown below is as reported by that exchange. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2001

                                                      High      Low

Quarter Ended September 30, 2000                      0.31      0.12
Quarter Ended December 31, 2000                       0.22      0.03
Quarter Ended March 31, 2001                          0.06      0.03
Quarter Ended June 30, 2001                           0.09      0.03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2000


                                                      High      Low

Quarter Ended October 31, 1999 *                      0.43      0.25
Quarter Ended December 31, 1999 **                    2.81      0.25
Quarter Ended March 31, 2000                          0.81      0.37
Quarter Ended June 30, 2000                           0.44      0.10

* The shares only trading on one day during the month of October 1999. ** The fiscal year of the Registrant was changed to June 30, effective on November 22, 1999.

Holders of Common Equity.

     As of October 1, 2001, there were 195 shareholders of record of the Registrant's common stock.

Dividend Information.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on June 30, 2001:

     During March 2001, the Registrant issued 100,000 shares of restricted common stock at $0.05 per share for annual directors services rendered. The shares were issued at the fair market value of the common stock on the date of issuance for a total of $5,000.

     No commission were paid in connection with this sale. These sales were undertaken under Rule 506 of Regulation D, in that:

     the sales were made to sophisticated investors as defined in Rule
     506;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule
     502(d).

Use of Proceeds.

     On July 6, 2000, the Registrant filed a Form SB-2 with the Securities and Exchange Commission under Rule 415 (shelf offering) to register an aggregate amount of 50,000,000 shares of common stock, to be issued under the following: (a) 25,000,000 to institutional investors at an offering price of 80% of the average closing bid price on the five business days immediately preceding the date of a drawdown, under a common stock purchase agreement, for the purpose of providing working capital for the Registrant; and (b) 25,000,000 shares of common stock used to pay Registrant consultants or for possible future company or assets acquisitions. This registration statement went effective on July 18, 2000 (File No. 333-40908)

     Through June 30, 2001, the shares issued under this offering are as follows:

     (a) Cash - Total shares issued under the offering for cash were 4,592,924 shares pursuant to two common stock purchase agreements as follows:

     (1) The Registrant entered into a common stock purchase agreement dated September 11, 2000 with the David Andrew Trust to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. Three put notices have been received resulting in the sale of (i) 856,284 shares in October 2000 at $0.18 per share, for a total consideration of $154,131, (ii) 2,203,311 shares in December 2000 at $0.125 per share, for a total consideration of $220,331, and (iii) 1,083,329 shares in January 2001 at $0.03216, for a total consideration of $34,840;

     (2) The Registrant entered into a common stock purchase agreement dated November 15, 2000 with Alliance Equities to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. One put notice was received resulting in the sale of 250,000 shares in December 2000 at $0.10 per share, for at total consideration of $25,000. Although the shares were issued, the funds were never actually collected. Management has determined the funds are uncollectible, and thus charged the $25,000 against additional paid in capital.; and

     (3) The Registrant sold 200,000 shares at $0.05 per share for total consideration of $10,000.

     (b) Services - Total shares issued under the offering for consulting services to the Registrant were 9,243,000 shares. The shares were valued at the fair market value of the common stock on the date of issuance. Total noncash consulting services rendered were $997,200.

     The expenses involved with this offering to date have been approximately $30,000. The net cash proceeds from this offering (gross proceeds of $419,302 less offering expenses) of approximately $389,302 have been used for working capital for the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $120,416 in gross income for the current year. This represents a 285% increase from the year ended June 30, 2000 which generated revenues of $42,280. The increase in revenues was a result of marketing efforts by the Registrant

(b)  Selling, General and Administrative Expenses.

     The current year's loss was primarily attributable to selling, general and administrative expenses of which consulting and professional services made up the largest portion. The consulting and professional service expense for the current year totaled $1,065,461, or 74% of total expenses incurred in the year. Common stock issued for services totaled $1,039,400.

     Salaries for the current year totaled $99,977, this represented 7% of total expenses of $1,448,494. Salaries in the same quarter in the previous year were $0, or 0% of total expenses of $351,465.

     The increase in expenditures was as a result of a redirection of the Registrant's efforts.

(c)  Depreciation and Amortization.

     Depreciation and Amortization for the year ended June 30, 2001 was $10,829. This is lower than the depreciation and amortization of $22,339 expensed in the year ended June 30, 2000.

(d)  Interest Expense.

     The Registrant incurred interest expense charges of $11,649 in the year ended June 30, 2001, compared with charges of $4,521 in the year ended June 30, 2000.

(e)  Income Tax Benefit.

     For the year ended June 30, 2001, the Registrant had available net operating loss carryforwards and capital loss carryforwards of approximately $1,600,000 and $250,000 are available for future tax benefits expiring beginning in June of 2008; The Registrant has not recognized any of this tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net loss of $1,316,252 for the year ended June 30, 2001. This is compared to a net loss of $291,321 for the year ended June 30, 2000.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $18,080 and total current liabilities of $126,671, resulting in net working capital deficit of $108,591. The Company has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the year ended June 30, 2001. The Registrant is currently in negotiations for additional capital to finance its future growth plans.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Risk Factors Connected with Operations of Registrant.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

     The Registrant incurred a net loss of $291,321 for the fiscal year ended June 30, 2000 and $1,312,252 for the fiscal year ended June 30, 2001. The Registrant's current liabilities exceed its current assets by $174,381 as of June 30, 2000 and $108,591 as of June 30, 2001. At June 30, 2001, the Registrant had an accumulated deficit of $1,934,325. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1 million in additional funds during the next 12 months through public or private financing in order to continue with its business plan. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  Lack of Acceptance and Effectiveness of Internet Electronic
Commerce May Affect Viability of Registrant.

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

(d)  Competition in Internet Commerce May Affect Registrant's Prospects.

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

(e)  Unreliability Of Internet Infrastructure May Affect Registrant's
Business.

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

(f) Transactional Security Concerns May Affect Ability of Registrant to Attract Customers.

     A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on the Registrant's business.

(g)  Governmental Regulation of the Internet May Affect Registrant's
Operations.

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

(h)  Influence of Other External Factors on Prospects for Registrant.

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

(i) Control by Officers and Directors Over Affairs of Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 23% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(j) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant.
Therefore, there can be no assurance that these personnel will remain working with the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

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

(k) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(l) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     Although neither the articles of incorporation nor the bylaws of the Registrant provide for indemnification of officer or directors of the Registrant, the Nevada Revised Statutes provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(m)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(n) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(o)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

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

(p) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 7,600,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(q) Status as a Pseudo California Corporation Could Adversely Affect the Operation of the Registrant.

     Section 2115 of the California General Corporation Law subjects foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders.

     Some of the substantive provisions of California which apply to the Registrant include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. Currently, the Registrant does meet the requirement of a pseudo California corporation.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended June 30, 2001, and for the year ended June 30, 2000 are presented in a separate section of this report following Item 13.

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

     Effective on August 8, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Keyhan Hewitt Accountancy Corporation, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years 1999 (which ended on July 31, 1999) and 2000 (which ended on June 30, 2000). This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountants' dismissal.

(c)  Effective on August 8, 2001, the firm of Clancy &
Company PLLC has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

John J. Anton , President/Chief Executive Officer/Director.

     Mr. Anton, age 74, is a 40-year veteran of the motion picture and television industry working for all three major television networks. For the last 22 years, Mr. Anton has been a member of the Directors Guild and of the International Alliance of Theatrical Stage Employees. During his career in the motion picture and television industry Mr. Anton produced special shows for the Ford Motor Company as well as shows with Tony Bennett, the Kingston Trio, and the Smothers Brothers. He also coordinated special events including major college bowl games and the Academy Awards. Further, Mr. Anton was instrumental in the opening of the Santa Monica Civic Center as a consultant. Mr. Anton retired from National Broadcasting Company, Inc. (NBC) in 1993 as Sports Operations Producer for the West Coast. Since that time, he has been active as an independent businessman and consultant. Mr. Anton has been with the Registrant since its inception in 1995 and became its president in 1996. Mr. Anton attended Saint Ambrose Academy, Iowa, the Don Martin School of Broadcasting in Hollywood and NBC Business and Technical Operations College in Burbank, California.

John Moore, Vice President of Information Systems/Secretary/Director

     Mr. Moore, age 32, has been Vice President of Information Systems for the Registrant since 1995 where he has designed, developed, and managed all of the Registrant's systems. In this capacity, Mr. Moore built one of the original Windows based Bulletin Board systems. This system serviced approximately 350 users from all over Southern
California, had roughly 80 advertisers, and was one of the first to show images and was therefore easily transformed into an Internet presence.

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

Martin Bloomenstein, Vice President of Finance/Treasurer/Director.

     Mr. Bloomenstein, age 65, has been the Vice President of Finance for the Registrant since 1996. Prior to that time, he was an officer, director and consultant of APN, Inc., a SMR development company. Mr. Bloomenstein has been a certified public accountant (CPA) for over 35 years. He received his Bachelor of Science degree from New York University. Mr. Bloomenstein passed away in November 2001.

Gary Fox, Chief Financial Officer/Director.

     Mr. Fox, age 50, offers extensive knowledge of traditional financial management and technology. With over 20 years experience in public accounting, he provides expertise in strategic financial planning, acquisition analysis, cash management and financial reporting. Mr. Fox's was the managing general partner of Fox & Fox, Certified Public Accountants from January 1984 to December 31, 1998. From January 1, 1998 to April 30, 2000, Mr. Fox practiced public accounting as a sole proprietor. In October, 2000 Mr. Fox assumed his current position with the Registrant. Mr. Fox is a certified public accountant and received a bachelor's degree in business administration from California State University at Los Angeles.

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

     Based solely on a review of the with respect to the fiscal year ended June 30, 2001 and subsequently, the Registrant is aware that the following reports were not timely filed: (a) A Form 5 for each of the officers and directors, which form has now been prepared and filed with the SEC; (b) A Form 4 to report certain issuances of restricted common stock to the officers and directors during the fiscal year ended June 30, 2001. These transactions were reported on the filed
Form 5's; and (c) A Form 3 to report Mr. Fox as a reporting person of the Registrant, which form has now been prepared and filed with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION.



                                          Summary Compensation Table

                           Annual compensation                      Long-term
Compensation
                                                                 Awards
Payouts
Name and                                 Other           Restricted
Securities
principal                                annual             stock
underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)
options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)
($)       ($)
John J. Anton  2001     $48,000    0      $8,472         $  1,000          0
0         0
President/     2000        0       0        0            $462,500          0
0         0
CEO/Director   1999        0       0        0                0             0
0         0

     None of the other officers and directors of the Registrant received compensation exceeding $110,000 for the periods shown. There are no annuity, stock option, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of October 1, 2001 (33,375,202 issued and outstanding) (the Registrant also currently has 666,667 Class A Warrants outstanding, exercisable at $2.04 per share until December 31, 2002, and 666,667 Class B Warrants outstanding, currently exercisable at $3.00 per share until December 31, 2002) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of        Name and Address                 Amount of       Percent of
Class           of Beneficial Owner              Beneficial         Class
                                                 Owner (1)

CommonStock     John J. Anton                     4,250,000        12.73%
                1530 Brookhollow Drive, Suite C
                Santa Ana, California 92705

Common Stock    The David Andrew Trust            4,124,924 (2)    12.36%
                3124 Tara Way
                Costa Mesa, California 92626

Common Stock    Tri-Star Diversified Ventures,    4,000,000        11.98%
                L.L.C.,
                1601 East Flamingo Road, Suite 18
                Las Vegas, Nevada 89119

Common Stock    John Moore                        3,037,500         9.10%
                1530 Brookhollow Drive, Suite C
                Santa Ana, California 92705

Common Stock    Pelham Associates                 3,000,000 (3)     8.99%
                3900 Birch Street
                Suite 113
                Newport Beach, California 92660

Common Stock    Icapital Management               2,813,000 (3)     8.43%
                294 South Seneca Street
                Anaheim, California 92805

Common Stock    Martin Bloomenstein                 150,000         0.45%
                1530 Brookhollow Drive, Suite C
                Santa Ana, California 92705

Common Stock    Gary Fox                            150,000         0.45%
                1530 Brookhollow Drive, Suite C
                Santa Ana, California 92705

Common Stock    Shares of all directors and       7,587,500        22.73%
                executive officers as a group (4
                persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2)  The David Andrew Trust is controlled by the trustee, Richard Nuthmann.

(3) The shares of each of these corporations is owned by The Michael Andrew Trust. The trustee of this trust is Marcine Aniz Uhler.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

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

Consulting Agreement.

     On April 26, 2000, the Registrant entered into a consulting agreement with Marcine Aniz Uhler (a former 5% or greater shareholder) wherein she agreed to perform for the Registrant services and consulting related to structuring and producing radio programs, and associated publicity items. Consulting services include, but are not limited to, providing information, evaluation, and analysis with regard to the publicity needs of the Registrant, including the possible production of one or more radio programs concerning the e-commerce in general and the business of Registrant in particular. Under the terms of this agreement, Ms. Uhler received, as consideration for services provided, 1,200,000 shares of common stock of the Registrant which have been issued under the Registrant's retainer stock plan for non-employee directors and consultants, which shares have been registered under a Form S-8 filed and effective with the U.S. Securities and Exchange Commission on May 2, 2000.

Consulting Services.

     On April 19, 2000, the Registrant issued a total of 3,425,000 shares of its common stock to the directors of the Registrant in exchange for consulting services previously rendered to the company (not in their capacity as officers and directors of the Registrant). These services were rendered prior to and subsequent to the merger which took place in September 1999.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     A Form 8-K was filed on June 29, 2001 to disclose that effective on June 22, 2001 the Registrant entered into an Asset Purchase Agreement with Tuoc Bui (doing business as Software Design and Repair), as well as a related Escrow Agreement, Employment Agreement and a Promissory Note. Under the terms of this agreement, the Registrant agreed to pay 4,500,000 restricted common shares of the Registrant to Mr. Bui. These shares will be held in escrow and nine hundred thousand (900,000) will be released every year for five (5) years. The Registrant also agreed to a Promissory Note to pay Mr. Bui $19,000 over a period of three (3) years for specific equipment that will be transferred from Mr. Bui to the Registrant.

Index to Financial Statements and Schedules                          Page

     Independent Auditors' Report                                       32

     Independent Auditors' Report                                       33

     Consolidated Balance Sheets as
     of June 30, 2001 and June 30, 2000                                 34

     Consolidated Statements of Operations for the year
     ended June 30, 2001 and the year ended June 30, 2000               35

     Consolidated Statements of Stockholders' Equity for the year
     ended June 30, 2001 and the year ended June 30, 2000               36

     Consolidated Statements of Cash Flows for the year
     ended June 30, 2001 and the year ended June 30, 2000               37

     Notes to Consolidated Financial Statements                         38

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WSN Group, Inc.


Dated: November 23, 2001                           By: /s/ John J. Anton
                                                   John J. Anton, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



Signature               Title                                 Date

/s/ John J. Anton       President, Chief Executive          November 23, 2001
John J. Anton           Officer/ Director

/s/ John Moore          Vice President, Information         November 23, 2001
John Moore              Systems/ Director

/s/ Gary Fox            Chief Financial Officer             November 23, 2001
Gary Fox                (principal financial and
                        accounting officer)/Director

                             INDEPENDENT AUDITORS' REPORT

Board of Directors
WSN Group, Inc. (formerly known as World Shopping Network, Inc.)

We have audited the accompanying consolidated balance sheet of WSN Group, Inc. (formerly known as World Shopping Network, Inc.) (the "Company") as of June 30, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net operating losses since inception. The Company is devoting substantially all of its present efforts in establishing its business. Management's plans regarding the matters which raise substantial doubt about the Company's ability to continue as a going concern are also disclosed in Note 1 to the financial statements. The continued existence of the Company is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona
November 9, 2001

                           INDEPENDENT AUDITOR'S REPORT


Board of Directors
World Shopping Network, Inc. (formerly known as U.S.A. Growth, Inc.)

     We have audited the accompanying consolidated balance sheet of World Shopping Network, Inc. and subsidiary (formerly known as U.S.A. Growth, Inc.) (the "Company"), as of June 30, 2000, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

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

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the year ended June 30, 2000, in conformity with generally accepted accounting principles.

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

/s/  Keyhan Company
Keyhan Company
An accountancy corporation
September 20, 2000
Irvine, California

                               WSN GROUP, INC.
              (Formerly Known as World Shopping Network, Inc.)
                          Consolidated Balance Sheets
                             June 30, 2001 and 2000

                                     ASSETS

                                                       2001        2000

Current Assets
 Cash                                               $       0    $    9,620
 Accounts Receivable, net of allowance
  of $1,000                                            10,726         3,677
 Prepaid Expenses and Other Current Assets              7,354         9,649
Total Current Assets                                   18,080        22,946

Property and Equipment, Net (Note 2)                   41,443        12,062

Other Assets
 Restricted Cash (Note 1)                             477,843       470,564
 Investments - Marketable Equity
  Securities (Note 3)                                  32,000             0
Total Other Assets                                    509,843       470,564

Total Assets                                          569,366       505,572

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Checks Issued in Excess of Cash                        5,476             0
 Accounts Payable and Accrued Expenses                 68,198        61,806
 Accrued Interest Payable (Note 4)                      7,197         4,521
 Accrued Income Taxes (Note 5)                            800             0
 Notes Payable (Note 4)                                45,000       131,000
Total Current Liabilities                             126,671       197,327

Commitments and Contingencies (Note 6)

Stockholders' Equity
Common Stock: $0.001 Par Value; Authorized Shares,
 500,000,000; Issued and Outstanding:  33,175,202 and
18,619,278 at June 30, 2001 and 2000, respectively    33,175         18,619
Additional Paid In Capital                         2,351,845        907,699
Retained Earnings (A Deficit)                     (1,934,325)      (618,073)
Accumulate Other Comprehensive Loss                   (8,000)             0
Total Stockholders' Equity                           442,695        308,245

Total Liabilities and Stockholders' Equity           569,366        505,272

The accompanying notes are an integral part of these financial statements

                                WSN GROUP, INC.
              (Formerly Known As World Shopping Network, Inc.)
                     Consolidated Statements Of Operations
                   For The Years Ended June 30, 2001 and 2000

Year Ended December 31:                                2001          2000

Service and Fee Income                                $   120,416  $  42,280

Selling, General and Administrative Expenses            1,448,494    351,465

Operating Loss                                         (1,328,078)  (309,185)

Other Income (Expense)
 Interest Income                                           26,942     20,195
 Interest Expense                                         (11,649)    (4,521)
Total Other Income (Expense)                               15,293     15,674

Loss Before Income Taxes                               (1,312,785)  (293,511)

Provision (Benefit) For Income Taxes (Note 5)               3,467     (2,190)

Net Loss                                               (1,316,252)  (291,321)

Basic Loss Per Share Of Common Stock                        (0.05)     (0.03)

Weighted Average Number Of Common Shares Outstanding   28,161,126  10,518,177

The accompanying notes are an integral part of these financial statements

                               WSN GROUP, INC.
             (formerly known as World Shopping Network, Inc.)
             Consolidated Statements of Stockholders' Equity
                For the Years Ended June 30, 2001 and 2000

                                       Additional    Retained      Accumuated
                 Common      Stock      Paid In      Earnings         Other
                 Shares     Amount     Capital      (A Deficit) Comprehensive
                                                                      Loss

Balance
July 31, 1999   1,125,000   $ 13,500   $  768,843    $  (326,752) $         0

Common Stock
Issued Prior
to Merger
(Split
Adjusted)       6,662,500    79,950      (79,950)
Common Stock
Issued for
Services        6,045,000     6,045
WSN Share
Exchange 2.5-1
Forward Stock
Split           4,786,778   (80,876)     218,806
Net Loss                -         -            -        (291,321)           -
Balance
June 30, 2000  18,619,278    18,619      907,699        (618,073)           0

Common Stock
Issued for
Services        9,963,000     9,963    1,029,437
Common Stock
Issued for
Cash            4,342,924     4,343      414,959
Common Stock
Issued            250,000       250         (250)
Unrealized
losses on
M.E.S.                                                               (8,000)
Net Loss                -         -            -     (1,316,252)          -
Balance
June 30, 2001  33,175,202    33,175    2,351,845     (1,934,325)     (8,000)

The accompanying notes are an integral part of these financial statements

                                WSN GROUP, INC.
               (formerly known as World Shopping Network, Inc.)
                     Consolidated Statements of Cash Flows
                    For the Years Ended June 30, 2001 and 2000

Year Ended June 30:                                        2001       2000

Cash Flows From Operating Activities
 Net Loss                                             $(1,316,252) $(291,321)
 Adjustments to Reconcile Net Loss
  to Net Cash Used
  In Operating Activities
  Depreciation                                             10,829     22,339
  Common Stock Issued for Services                      1,039,400      6,045
  Other                                                   (40,000)         0
  Unrealized Loss on Marketable Equity Securities           8,000          0
 Changes in Assets and Liabilities
 (Increase) Decrease in Accounts Receivable                (7,049)    12,944
 (Increase) Decrease in Prepaid Expenses and Other
  Current Assets                                            2,295     (9,649)
 Increase (Decrease) in Income Tax Payable                    800          0
 Increase (Decrease) in Accounts Payable and
  Accrued Liabilities                                     (30,858)    41,236
   Total Adjustments                                      983,417     72,915
Net Cash Used In Operating Activities                    (332,835)  (218,406)

Cash Flows From Investing Activities
 Increase in Restricted Investments (Cash)                 (7,279)         0
 Purchase of Property and Equipment                        (8,284)    (9,482)
Net Cash Used In Investing Activities                     (15,563)    (9,482)

Cash Flows From Financing Activities
 Checks Issued in Excess of Cash                            5,476          0
 Proceeds From the Sale of Common Stock                   333,302          0
 Proceeds on Notes Payable                                      0    131,000
Net Cash Provided By Financing Activities                 338,778    131,000

Increase (Decrease) in Cash and Cash Equivalents           (9,620)   (96,888)
Cash and Cash Equivalents, Beginning of Period              9,620    106,508
Cash and Cash Equivalents, End of Period                        0      9,620

Cash paid for:
 Interest                                                       0          0
 Income taxes                                                 950      2,445

Supplemental noncash investing and
financing activities:
 Fixed assets acquired under accounts payable              31,927          0
 Conversion of debt to equity                              86,000          0

The accompanying notes are an integral part of these financial statements

                                 WSN GROUP, INC.
              (formerly known as World Shopping Network, Inc.)
                Notes to the Consolidated Financial Statements
                            June 30, 2001 and 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING  POLICIES

Organization and Nature of Operations

WSN Group, Inc. (the "Company") is a Nevada corporation with an authorized capital of 500,000,000 shares of $0.001 par value common stock. The Company was originally incorporated in the State of Delaware on August 14, 1987 under the name of U.S.A. Growth, Inc. ("USAG") with an adopted year-end of July 31. The Company's primary business includes Internet website development, hosting, maintenance, linking, and access.

In September 1999, USAG completed a merger agreement with World Shopping Network, Inc. ("WSN"), merging such entities which would operate as WSN. The merger was tax free under Internal Revenue Code
 361. WSN was incorporated on October 2, 1996 in the state of Wyoming with an adopted year-end of June 30. The merger agreement provided for WSN to be merged with and into USAG, which was the surviving corporation. Management accounted for the merger as a capital stock transaction (as opposed to a business combination, as that term is defined by generally accepted accounting principles) because the reorganization was a "reverse acquisition" involving a public shell entity. Accordingly, the merger was reported as a reorganization of WSN, which was considered the acquirer for accounting purposes.

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

On June 11, 2001, the Company changed its name to WSN Group, Inc. and subsequently filed articles of merger to change its domicile from Delaware to Nevada.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated minimal operating revenues. It is the Company's belief that it will continue to incur losses for at least the next 12 months, and as a result will require additional funds from debt or equity investments to meet such needs. The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

The Company was in the development stage in prior years.

Summary of Significant Accounting Policies

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Growth Net Inc. ("GNI"), a Nevada corporation.
Intercompany transactions have been eliminated in the consolidation.

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

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash - Restricted cash includes approximately $470,000 held in a Dreyfus money market fund, which invests exclusively in a diversified portfolio of short-term marketable securities (which are direct obligations of the U.S. Government) and is not insured by FDIC. The fair market value of such fund approximates the related carrying value. Restricted cash is classified as a noncurrent asset because the funds are restricted from withdrawal for current operations.

Concentration of Credit Risk - Cash balances are maintained at several banks. Accounts at each institution are insured by the FDIC up to $100,000.

Marketable Equity Securities - Marketable equity securities consist of Rule 144 restricted common stock and are stated at market value as determined by the most recently traded price at the balance sheet date. All marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments available for current operations are classified in the consolidated balance sheet as current assets; investments held for long-term purposes are classified as noncurrent assets. Unrealized gains or losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of stockholders' equity in comprehensive income (loss), net of taxes, until realized. Realized gains and losses are included in earnings in the period they arise.

Inventories - Inventories are stated at the lower of cost or estimated market, using the first in-first out method.

Property and Equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to seven years.

Revenue Recognition - Revenues from sales to distributors and resellers are recognized when related products are shipped.

Allowance for Doubtful Accounts and Return Allowances - Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percent of accounts receivable based on prior year's experience.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs for the years ended June 30, 2001 and 2000 were $4,246 and $5,020, respectively.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.
Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet. For the year ended June 30, 2001, other comprehensive income (loss) includes $8,000 of unrealized losses on marketable equity securities.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, loans from shareholders, marketable equity securities, the carrying amounts approximate fair value due to their short maturities.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 143, "Accounting for Asset Retirement Obligations."  SFAS No.
143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

                                         2001          2000

Computer equipment                    $  116,594      $  76,383
Office equipment                           7,373          7,373
Furniture and fixtures                     1,453          1,453
Total                                    125,420         85,209
Less accumulated depreciation             83,977         73,147

Net book value                        $    41,443     $  12,062

Depreciation expense charged to operations for the fiscal years ended June 30, 2001 and 2000 was $10,829 and $22,340, respectively.

NOTE 3 - MARKETABLE EQUITY SECURITIES

Marketable equity securities represent 800,000 shares of restricted common stock of World-Am Communications, Inc. which trades on the OTCBB. The shares were obtained for services rendered during the fiscal year ended June 30, 2001, valued at $0.05 per share, or $40,000. At June 30, 2001, an unrealized loss of $8,000 was charged to accumulated other comprehensive loss representing the difference between the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.04 per share.

NOTE 4 - NOTES PAYABLE AND RELATED PARTIES

Notes payable at June 30, 2001 and 2000 of $45,000 represents financing obtained from a major shareholder (Tri Diversified, LLC) to assist in the day to day operations. The terms of these loans call for 10% annual interest rate, with full principal and interest payable on November 1, 2000. Accrued interest at June 30, 2001 and 2000 was $7,197 and $2,697, respectively. See Note 6.

Also included in notes payable at June 30, 2000 is $86,000 representing additional funds borrowed from two other related sources. These notes bear annual interest rate of 10% and were paid in full during 2001. Accrued interest at June 30, 2000 was $1,824.

NOTE 5 - INCOME TAXES

There is no current or deferred tax expense for the fiscal years June 30, 2001 and 2000 due to the Company's loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

The income tax effect of temporary differences comprising the deferred tax assets primarily are a result of net operating loss carryforwards, capital loss carryforwards, and start-up expenses. For the period from inception to June 30, 2000, the Company was considered a start-up entity for federal and state income tax purposes. As a result, start-up expenses were capitalized for tax purposes; all such costs are expensed as incurred for financial reporting purposes. The reported income tax benefit differs from the amount that would result from applying the federal statutory rate of 34% to the pretax loss because of the state income tax effect at a rate of approximately 9%.
Deferred tax benefit at June 30, 2001 and 2000 is approximately $600,000 and $139,000, respectively, with a full valuation allowance recorded against the benefit. The valuation account increased by $390,000 and $71,000 for the fiscal years ended June 30, 2001 and 2000, respectively.

A reconciliation of provision (benefit) for income taxes is as follows at June 30:

                                       2001             2000
Current
  Federal                              $  1,477         $          0
  State                                     800                    0
Deferred
  Federal                                 1,190               (2,190)
Provision (Benefit) for Income Taxes   $  3,467         $     (2,190)

Accrued income taxes at June 30, 2001, represents a minimum corporation franchise tax. The Company's federal and state net operating loss ("NOL") and capital loss carryforwards for income tax purposes were approximately $1,600,000 and $250,000, respectively, which are available to offset future taxable income. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and the state net operating loss carryforwards will begin to expire in 2010. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain property, equipment and a vehicle under various operating leases that expire through April 2005. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2001: (2002:
$29,057; 2003: $8,743; 2004: $8,472; 2005: $7,060).

Rent expense charged to operations for the fiscal years ended June 30, 2001 and 2000 was $34,639 and $33,279, respectively.

Lawsuit

Subsequent to year end, the Company filed a lawsuit against Tri Star (WSN Group v. Tristar Diversified, et al) to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract. A cross complaint was filed by Tri Star and the Company is currently contesting the case vigorously. No trial date has been set. Based upon the opinion of the Company's counsel, the likelihood is favorable as to success for the Company. Potential gain is the cancellation of 4,500,000 shares of common stock; potential loss is the Company having to repay the loans outstanding to Tri Star of $45,000 plus accrued interest. The financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans plus accrued interest.

NOTE 7 - COMMON STOCK AND WARRANTS

Common stock was issued as follows during the fiscal year ended June
30, 2001:

                                                  Shares      Amount
SB-2 Offering for Cash (A)                      4,592,924    $444,302
SB-2 Offering for Services (B)                  9,243,000    $997,200
S-8 Registration Statement (C)                    620,000    $ 37,200
Restricted Stock (D)                              100,000    $  5,000

On July 6, 2000, the Company filed a Form SB-2 with the Securities and Exchange Commission under Rule 415 (shelf offering) to register an aggregate amount of 50,000,000 shares of common stock to be issued under the following:

(1) 25,000,000 to institutional investors at an offering price of 80% of the average closing bid price on the five business days immediately preceding the date of a drawdown, under a common stock purchase agreement, for the purpose of providing working capital for the Company and (2) 25,000,000 shares of common stock used to pay company consultants or for possible future company or assets acquisitions.

(A) Cash - Total shares issued under the offering for cash were 4,592,924 shares pursuant to two common stock purchase agreements as follows: (a) The Company entered into a common stock purchase agreement dated September 11, 2000 with the David Andrew Trust to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. Three put notices have been received resulting in the sale of (i) 856,284 shares in October 2000 at $0.18 per share, for a total consideration of $154,131, (ii) 2,203,311 shares in December 2000 at $0.125 per share, for a total consideration of $220,331, and (iii) 1,083,329 shares in January 2001 at $0.03216, for a total consideration of $34,840.; (b) The Company entered into a common stock purchase agreement dated November 15, 2000 with Alliance Equities to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice. One put notice was received resulting in the sale of 250,000 shares in December 2000 at $0.10 per share, for at total consideration of $25,000. Although the shares were issued, the funds were never actually collected. Management has determined the funds are uncollectible, and thus charged the $25,000 against additional paid in capital.; and (c) The Company sold 200,000 shares at $0.05 per share for total consideration of $10,000.

(B) Services - Total shares issued under the offering for consulting services to the Company were 9,243,000 shares. The shares were valued at the fair market value of the common stock on the date of issuance. Total noncash consulting services rendered were $997,200.

In connection with the SB-2 offering, each share of common stock purchased under the common stock purchase agreement entitles the holder to receive a warrant to purchase one share of common stock of the Company at 80% of the closing bid price of the common stock on the effective date. Total warrants outstanding related to the sale of common stock are approximately 4,200,000, expiring through September 2005.

(C) The Company filed an S-8 Registration Statement on May 25, 2001, to register the Company's Retainer Stock Plan For Non-Employee
Directors and Consultants ("PLAN").   The purpose of the PLAN is to
compensate directors or consultants with shares of common stock instead of cash for consulting services rendered to the Company. During the fiscal year ended June 30, 2001, a total of 620,000 shares were issued pursuant to various consulting agreements. The shares were valued at the fair market value on the date of issuance.

(D) During March 2001, the Company issued 100,000 shares of restricted common stock at $0.05 per share for annual directors services rendered. The shares were issued at the fair market value of the common stock on the date of issuance for a total of $5,000.

NOTE 8 - RELATED PARTY TRANSACTIONS

Common Stock Issued.

On August 10, 2000, the Company issued 2,000,000 shares of common stock to two officers for past services performed. On March 15, 2001, the Company issued 100,000 shares of restricted common stock as compensation for annual directors services. On October 6, 2000 and December 18, 2000, the Company issued 150,000 shares of common stock to an officer as compensation for consulting services provided to the
Company.   All of the shares were issued at the fair market value of
the common stock on the date of issuance.

On May 16, 2001 the Company entered into a Consulting Services Agreement with an officer to provide certain consulting services related to the financial affairs of the Company for a total of 400,000 shares of S-8 free trading common stock of the Company, payable at the rate of 100,000 shares of common stock for each calendar quarter in advance on the first day of each quarter. As of June 30, 2001, 100,000 have been issued pursuant to the agreement. The shares have been issued pursuant to the Company's "Retainer Stock Plan for Non-Employee Directors and Consultants"which were registered under a Form S-8 filed and effective with the Securities and Exchange Commission on May 2, 2000. The shares are valued at the fair market value on the date of issuance.

On April 19, 2000, the Company issued 3,425,000 shares of common stock with a value of $6,045 to three officers as compensation for past services rendered.

Warrants.

The Company has 666,667 units outstanding as of June 30, 2001, each unit consisting of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant (666,667 outstanding) entitles the holder to purchase one share of common stock at $2.04 per share, one share of common stock, and one Class B common stock purchase warrant, exercisable through December 31, 2002. Each Class B warrant (666,667 outstanding) entitles the holder to purchase one share of common stock at $3.00 per share, exercisable through December 31, 2002. The Company has the right to redeem the unexercised warrants on thirty days written notice for $0.001 per warrant.

NOTE 9 - INTERIM INFORMATION

During the Company's prior three fiscal quarters ending June 30, 2001, the Company issued common stock for services rendered at $0.001 par value per share. In accordance with SFAS No. 123, shares issued for services rendered should be accounted for based on the fair market value of the common stock at the date of issuance. Accordingly, the prior quarterly three month periods should have reported the following net losses and related loss per share amounts, respectively, as follows: September 30-$825,472 and $0.04; December 31-$304,008 and $0.01; and March 31-$60,683 and no effect on previously reported loss per share.

NOTE 10 - SUBSEQUENT EVENTS

On June 22, 2001, the Company entered into an Asset Purchase Agreement with Tuoc Bui dba System Design and Repair ("SDR") as well as a related Escrow Agreement, Employee Agreement and a Promissory Note. The Company acquired the assets of SDR without incurring any of the liabilities. SDR is in the business of providing network and internet solutions for both hardware and software, as well as providing consulting, integration, documentation and management framework to the end user. The employee agreement is for a period of five years at a rate of $90,000 per year.

The Company agreed to pay 4,500,000 shares of restricted common stock, which will be held in escrow and 900,000 will be released every year for five years. The Company also agreed to a promissory note for $19,000 payable over a three-year period for the assets of SDR. For financial accounting purposes, the effective date of the Asset Purchase Agreement is July 2, 2001.

                                   EXHIBIT INDEX

Number                          Exhibit Description

2.1 Agreement and Plan of Merger between the Registrant and World Shopping Network, Inc., dated September 15, 1999
       (incorporated by reference to the Schedule 14C Definitive
       Information Statement filed on October 1, 1999).

2.2 Agreement between the Registrant and Delphi Communications, Inc., dated November 8, 2000 (incorporated by reference to
       Exhibit 2 to the Form 8-K filed on January 12, 2001)

2.3 Merger Agreement between the Registrant and WSN Group, Inc., a Delaware corporation, dated June 11, 2001 (see below).

2.4    Asset Purchase Agreement between the Registrant and Tuoc
       Bui, dated June 22, 2001 (incorporated by reference to
       Exhibit 2 to the Form 8-K filed on June 29, 2001).

3.1    Articles of Incorporation, dated January 29, 2001 (see below).

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

4.6    Amended and Restated Retainer Stock Plan for Non-Employee
       Directors and Consultants, dated May 15, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 25, 2001).

4.7    Consulting Services Agreement between the Registrant and
       Gary Fox, dated May 16 2001 (incorporated by reference to
       Exhibit 4.2 of the Form S-8 filed on May 25, 2001).

4.8    Consulting Services Agreement between the Registrant and
       Gretchen Muscente, dated May 16 2001 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on May 25, 2001).

4.9    Consulting Services Agreement between the Registrant and
       Kevin Penrose, dated May 21, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on May 25, 2001).

4.10   Consulting Services Agreement between the Registrant and
       Tuoc Bui, dated May 21, 2001 (incorporated by reference to
       Exhibit 4.5 of the Form S-8 filed on May 25, 2001).

4.11   Consulting Services Agreement between the Registrant and
       Wally Tauch, dated May 23, 2001 (incorporated by reference to Exhibit 4.6 of the Form S-8 filed on May 25, 2001).

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