Form 10KSB/A
period 2001-06-30
WSN GROUP INC
filed 2001-11-27
CIK 821537

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two years, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders, except as follows:

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

Notes Payable.

     On November 2, 1999 and December 22, 1999, the Registrant borrowed $25,000 and $20,000, respectively, from Tri Star Diversified Ventures, L.L.C., a greater than 10% shareholder of the Registrant, to assist in day to day operations of the company. The terms of the promissory notes for these loans call for 10% annual interest rate, with full principal and interest payable on December 2, 1999 and June 22, 2000, respectively. On September 26, 2000, the due dates for both these notes was extended by the parties in writing to November 1, 2000.

     On December 20, 2000, the Registrant attempted to settle the payment of these notes, less certain amounts paid by the Registrant, in the amount of $40,000 by the payment of shares of common stock. However, this offer was subsequently declined. The Registrant now considers these notes to be in default.

Consulting Services.

     (a) On April 19, 2000, the Registrant issued a total of 3,425,000 shares of common stock with a value of $6,045 to three officers as compensation for past services rendered (not in their capacity as officers of the Registrant). These services were rendered prior to and subsequent to the merger which took place in September 1999.

     (b) On April 26, 2000, the Registrant entered into a consulting agreement with Marcine Aniz Uhler (a former 5% or greater shareholder) wherein she agreed to perform for the Registrant services and consulting related to structuring and producing radio programs, and associated publicity items. Consulting services include, but are not limited to, providing information, evaluation, and analysis with regard to the publicity needs of the Registrant, including the possible production of one or more radio programs concerning the e-commerce in general and the business of Registrant in particular. Under the terms of this agreement, Ms. Uhler received, as consideration for services provided, 1,200,000 shares of common stock of the Registrant which have been issued under the Registrant's retainer stock plan for non-employee directors and consultants, which shares have been registered under a Form S-8 filed and effective with the U.S. Securities and Exchange Commission on May 2, 2000.

     (c) On August 10, 2000, the Registrant issued 2,000,000 shares of common stock to two officers for past services performed. On March 15, 2001, the Registrant issued 100,000 shares of restricted common stock as compensation for annual directors services. On October 6, 2000 and December 18, 2000, the Registrant issued 150,000 shares of common stock to an officer as compensation for consulting
services provided to the Registrant.   All of the shares were issued
at the fair market value of the common stock on the date of issuance.

     (d) On May 16, 2001 the Registrant entered into a consulting services agreement with an officer to provide certain consulting services related to the financial affairs of the Registrant for a total of 400,000 shares of S-8 free trading common stock of the Registrant, payable at the rate of 100,000 shares of common stock for each calendar quarter in advance on the first day of each quarter.
As of June 30, 2001, 100,000 have been issued pursuant to the agreement. The shares have been issued pursuant to the Registrant's "Retainer Stock Plan for Non-Employee Directors and Consultants"which were registered under a Form S-8 filed and effective with the Securities and Exchange Commission on May 2, 2000. The shares are valued at the fair market value on the date of issuance.

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

Index to Financial Statements and Schedules                          Page

     Independent Auditors' Report                                       33

     Independent Auditors' Report                                       34

     Consolidated Balance Sheets as
     of June 30, 2001 and June 30, 2000                                 35

     Consolidated Statements of Operations for the year
     ended June 30, 2001 and the year ended June 30, 2000               36

     Consolidated Statements of Stockholders' Equity for the year
     ended June 30, 2001 and the year ended June 30, 2000               37

     Consolidated Statements of Cash Flows for the year
     ended June 30, 2001 and the year ended June 30, 2000               38

     Notes to Consolidated Financial Statements                         39

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   WSN Group, Inc.


Dated: November 26, 2001                           By: /s/ John J. Anton
                                                   John J. Anton, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



Signature               Title                                 Date

/s/ John J. Anton       President, Chief Executive          November 26, 2001
John J. Anton           Officer/ Director

/s/ John Moore          Vice President, Information         November 26, 2001
John Moore              Systems/ Director

/s/ Gary Fox            Chief Financial Officer             November 26, 2001
Gary Fox                (principal financial and
                        accounting officer)/Director

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

10.1   Promissory Note issued by the Registrant, dated November 2, 1999
       (see below).

10.2 Promissory Note issued by the Registrant, dated December 22, 1999 (see below).

10.3 Joint Venture Agreement between the Registrant and American Consumer Network, dated August 3, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on November 20, 2000).

10.4   Extension of Promissory Notes, dated September 26, 2000 (see below).

10.5 Joint Venture Agreement between the Registrant and Preferred Dental Plan, dated September 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 20, 2000).

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Form 10-KSB/A filed on February 25, 2000).