Form 10QSB
period 2001-09-30
WSN GROUP INC
filed 2001-12-10
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

     As of September 30, 2001, the Registrant had 33,375,202 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                          3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                   5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        17

     ITEM 5.  OTHER INFORMATION                                          17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURE                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               WSN GROUP, INC.
              (Formerly Known as World Shopping Network, Inc.)
                           Consolidated Balance Sheet
                               September 30, 2001
                                    (Unaudited)

                                       ASSETS

Current Assets
 Cash                                                       $        4,424
 Accounts Receivable                                                41,440
 Prepaid Expenses                                                    5,997
Total Current Assets                                                51,861

Property and Equipment, Net                                         57,526

Other Assets
 Restricted Cash                                                   481,843
 Investments - Marketable Equity Securities                         36,000
Total Other Assets                                                 517,843

Total Assets                                                       627,230

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                          $        69,385
 Notes Payable                                                     124,000
 Accrued Interest Payable                                            8,332
 Accrued Income Taxes                                                  800
 Related Party Advances                                                  0
Total Current Liabilities                                          202,517

Stockholders' Equity
Common Stock: $0.001 Par Value;
Authorized Shares, 500,000,000;
Issued and Outstanding, 33,375,202                                  33,375
Additional Paid In Capital                                       2,361,245
Retained Earnings (A Deficit)                                   (1,965,907)
Accumulated Other Comprehensive Loss                                (4,000)
Total Stockholders' Equity                                         424,713

Total Liabilities and Stockholders' Equity                         627,230

                  See notes to condensed financial statements.

                                  WSN GROUP, INC.
               (Formerly Known As World Shopping Network, Inc.)
                      Consolidated Statements Of Operations
                                     (Unaudited)

                                              For The Three      For The Three
                                              Months Ended       Months Ended
                                              September 30       September 30
                                                   2001              2000

Service and Fee Income                        $     128,301      $      24,190
Cost of Sales                                        57,504                  0
Gross Profit                                         70,797             24,190

Selling, General and Administrative Expenses       (104,407)          (848,162)

Operating Loss                                      (33,610)          (823,972)

Other Income (Expense)
 Interest Income                                      4,000              3,000
 Interest Expense                                    (1,972)            (4,500)
Total Other Income (Expense)                          2,028             (1,500)

Net Loss                                            (31,582)          (825,472)

Basic Loss Per Common Share                          (0.001)             (0.04)

Basic Weighted Average Common Shares
Outstanding                                      33,288,246         22,353,920

                   See notes to condensed financial statements.

                                  WSN GROUP, INC.
                (formerly known as World Shopping Network, Inc.)
                      Consolidated Statements of Cash Flows
                                     (Unaudited)

                                              For The Three      For The Three
                                              Months Ended       Months Ended
                                              September 30       September 30
                                                   2001              2000

Cash Flows From Operating Activities
 Net Loss                                     $      (31,582)    $    (825,472)
 Adjustments to Reconcile Net
 Loss to Net Cash Used
  By Operating Activities
  Depreciation                                         6,666             2,500
  Common Stock Issued For Services                     9,600           762,400
Changes in Assets and Liabilities
 (Increase) Decrease in Accounts Receivable          (30,714)           (4,382)
 (Increase) Decrease in Prepaid Expenses and
 Other Current Assets                                  1,357                 0
 Increase (Decrease) in
 Accounts Payable and Accrued Expenses                 2,327             8,215
 Total Adjustments                                   (10,764)          768,733
Net Cash Provided By (Used In)
Operating Activities                                 (42,346)          (56,739)

Cash Flows From Investing Activities
 Purchase of Property and Equipment                   (3,752)           (2,748)
 Increase in Restricted Cash                          (4,000)           (3,000)
Net Cash Used In Investing Activities                 (7,752)           (5,748)

Cash Flows From Financing Activities
 Decrease in Checks Issued in excess of Cash          (5,478)                0
 Proceeds From Notes Payable                          60,000            55,067
Net Cash Provided By (Used In)
 Financing Activities                                 54,522            55,067

Increase (Decrease) in Cash and Cash Equivalents       4,424            (7,420)
Cash and Cash Equivalents, Beginning of Period             0             9,620
Cash and Cash Equivalents, End of Period               4,424             2,200

                   See notes to condensed financial statements.

                                WSN GROUP, INC.
             (formerly known as World Shopping Network, Inc.)
                Notes to the Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of September 30, 2001, the consolidated results of operations for the three months ended September 30, 2001, and the consolidated statements of cash flows for the three months ended September 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the accompanying consolidated financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Certain accounts from prior periods have been reclassified to conform to the current period's presentation. These changes have no effect on previously reported results of operations or total stockholders' equity.

Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Growth Net, Inc. and SDR Information Services, Inc. Intercompany transactions have been eliminated in the consolidation.

NOTE 3 -  ACQUISITION AND COMMON STOCK

In connection with the Asset Purchase Agreement dated June 22, 2001 with Tuoc Bui dba System Design and Repair ("SDR"), as well as the related Escrow Agreement, the Company agreed to pay 4,500,000 shares of restricted common stock, to be held in escrow, with 900,000 shares released every year for five years issuable upon the performance of the business. Accordingly, when the outcome of the contingency is determinable, the respective shares will be issued at the fair value of the common stock on the date of issuance and recorded as an additional cost of SDR, or goodwill. The operations of SDR were merged into the Company's inactive subsidiary, World Shopping Network, Inc., a California corporation, and the name was changed to SDR Information Services, Inc. ("SDRIS") on September 7, 2001.

Results of operations for the three months ended September 30, 2001 include three months of activity for SDRIS. The results of operations on a pro forma basis for the three months ended September 30, 2000 would have reflected the following had the companies combined at the beginning of that period:


                      Company - System Design and Repair
                       Pro-forma Statement of Operations
                       Quarter Ended September 30, 2001

                                          SDR          Company          Total

Revenue                                  80,228         24,190         104,418

Selling, General, and Administrative     47,028         89,075         136,103
Depreciation                                  -          2,500           2,500

                                         33,200        (67,385)        (34,185)

Interest Income                               -          3,000           3,000

Interest Expense                              -         (4,500)         (4,500)

Income before taxes                      33,200        (68,885)        (35,685)

State income tax                              -            800             800

Net Loss                                 33,200        (69,685)        (36,485)

Loss per share                           0.0015        (0.0031)        (0.0016)

NOTE 4 - PRIOR INTERIM ADJUSTMENT

Common stock issued for services during the three months ended September 30, 2000 was valued at par value ($0.001) instead of the fair market value at the date of issuance. Accordingly, net loss for the three months ended September 30, 2000 was adjusted to reflect the additional net loss for the quarter of $755,787, which resulted in an adjusted net loss per share amount of $0.04.

NOTE 5 - EARNINGS PER SHARE

Earnings (loss) per share of common stock is computed by dividing the net loss (numerator) for the period by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings or loss per share are based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All per share information is adjusted retroactively to reflect stock splits and changes in par value, when applicable. All loss per share amounts in the financial statements are basic loss per share.

NOTE 6 - FINANCIAL RESULTS AND LIQUIDITY

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that
might result from the outcome of this uncertainty.   The Company
expects to incur losses as it expands its businesses and will require additional funding during the fiscal year ended June 30, 2002. The satisfaction of our cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations. The Company does not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, the Company expects to aggressively pursue additional sources of funds in the form of the sale of common stock pursuant to the Company's Form SB-2 offering or loans from shareholders, if necessary.

The Company continually seeks to find other companies that are suited for merger into our Company. The board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If the Company's board of directors does determine that a merger of the Company is in the best interests of the Company's stockholders, the board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand the Company's business and fund future operations. The Company cannot provide assurance that it will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. The Company's common stock is currently traded on the Over-the-Counter Bulletin Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

(a)  Revenues.

     The Registrant generated $128,301 in revenues for the three months ended September 30, 2001 versus $24,190 for the same period in 2000. This increase of $104,111 is directly attributable to the merger of SDR Information Services, Inc. (formerly known as System Design and Repair), which provides network and internet solutions for both hardware and software, as well as providing consulting, integration, documentation and management framework to the end user.

(b)  Selling, General and Administrative Expenses.

     During the three months ended September 30, 2001, the Registrant incurred $104,407 in selling, general and administrative expenses compared to $848,162 for the same period in 2000. The decrease of $743,755 is due to common stock issued for services which accounted for $762,400 for the three months ended September 30, 2000 versus $9,600 for the three months ended September 30, 2001.

(c)  Interest Income.

     Interest income was $4,000 and $3,000 for the three months period ended September 30, 2001 and 2000, respectively, and represents interest earned on the Registrant's Dreyfus money market account. The account is restricted from use for working capital and is held by the Registrant's wholly owned subsidiary, Growth Net, Inc. Interest earned in the future will be dependent on prevailing interest rates.

(d)  Provision for Income Taxes.

     As of September 30, 2001, the Registrant's accumulated deficit was approximately $2,000,000, and as a result, there has been no provision for income taxes to date, other than state taxes based on income.

(e)  Net Loss.

     The Registrant reported a net loss of $31,582 for the three months ended September 30, 2001 compared to a net loss of $825,472 for the three months ended September 30, 2000. This decrease is due to common stock issued for services of $762,400 for the three months ended September 30, 2000 versus $9,600 for the three months ended September 30, 2001.

Liquidity and Capital Resources.

     As of September 30, 2001, the Registrant had a cash balance of $4,424 and a negative working capital of $150,656. The Registrant has financed its operations primarily through the sale of common stock for cash and from loans from shareholders for the three months ended September 30, 2001.

     Net cash used in operating activities was $42,346 for the three months ended September 30, 2001, compared to $56,739 for the same period in 2000, primarily representing general corporate overhead expenses such as salaries and consulting fees, rent, and utilities.

     Net cash flows used in investing activities for the three months period ended September 30, 2001 was $7,752 and $5,748 for the same period in 2000 representing interest earned on the Dreyfus money market account and the purchase of fixed assets.

     Net cash flows provided by financing activities for the three months period ended September 30, 2001 was $54,522 versus $55,067 for the same period in 2000 primarily representing working capital loans.

     At present, the Registrant plans to fund its operations from the sale of common stock pursuant to its Form SB-2 offering and loans from shareholders, if necessary. If operating losses continue during the next 12 months, the Registrant will need additional financing. There is no assurance that such additional funds will be available on acceptable terms, or at all.

     The Registrant's future funding requirements will depend on numerous factors. These factors include the Registrant's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Registrant's ability to compete against other, better capitalized corporations who offer similar services.

Current Developments.

(a)  Asset Purchase Agreement with Tuoc Bui dba System Design and Repair

     On June 22, 2001, the Registrant entered into an Asset Purchase Agreement with Tuoc Bui dba System Design and Repair ("SDR") as well as a related Escrow Agreement, Employee Agreement and a Promissory Note. The Registrant acquired the assets of SDR without incurring any of the liabilities. SDR is in the business of providing network and internet solutions for both hardware and software, as well as providing consulting, integration, documentation and management framework to the end user. The employee agreement is for a period of five years at a rate of $90,000 per year.

     The Registrant agreed to pay 4,500,000 shares of restricted common stock, which will be held in escrow and 900,000 will be released every year for five years. The Registrant also agreed to a promissory note for $19,000 payable over a three-year period for the assets of SDR. For financial accounting purposes, the effective date of the Asset Purchase Agreement is July 2, 2001. The operations of SDR were merged into the Company's inactive subsidiary World Shopping Network, Inc., a California corporation, and the name was changed to SDR Information Services, Inc. on September 7, 2001.

(b)  Acquisition Agreement with Connect2Save, Inc.

     On November 13, 2001, the Registrant entered into an agreement with Connect2Save, Inc., a Delaware Corporation, whereby the Registrant agreed to buy from this company all of the shares of Connect4Savings, Inc., a Delaware Corporation ("C4S"). C4S is principally engaged in the business of long distance telephone service and related technologies. Under the terms of this agreement, the Registrant agreed to pay to Connect2Save, Inc. 6,500,000 shares of restricted common stock of the Registrant in exchange for 100% of the issued and outstanding shares of C4S, subject to an escrow.

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

     Under the terms of this agreement, the Registrant has agreed to pay to Delphi 7,415,254 restricted shares of common stock of the Registrant (valued on the date of the transaction at $1,750,000).
This agreement is subject to approval by the Federal Communications Commission of the transfer of the license for this radio station owned by Delphi. In February 2001, the FCC approved the acquisition. On October 25, 2001, both parties agreed, by mutual consent, not to proceed with the transaction.

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

     The Registrant incurred a net loss of $291,321 for the fiscal year ended June 30, 2000 and $1,312,252 for the fiscal year ended June 30, 2001, and $31,582 for the three months ended September 30, 2001. The Registrant's current liabilities exceed its current assets by $174,381 as of June 30, 2000 and $108,591 as of June 30, 2001, and
$150,656 as of September 30, 2001. At September 30, 2001, the Registrant had an accumulated deficit of approximately $2,000,000. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(n) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. As of September 30, 2001, the common stock of the Registrant was quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

     Subsequent to year end, the Registrant filed an action in the Orange County, California Superior Court seeking to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract (WSN Group, Inc. v. Tri-Star Diversified Ventures, L.L.C., et al, Case No. 01CC09508). A cross complaint was filed by Tri-Star and the Registrant is currently contesting the case vigorously. No trial date has been set. Based upon the opinion of the Registrant's counsel, the likelihood is favorable as to success for the Registrant. Potential gain is the cancellation of 4,500,000 shares of common stock; potential loss is the Registrant having to repay the loans outstanding to Tri-Star of $45,000 plus accrued interest could result in favor of the Registrant (see Item 3, below). The financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans plus accrued interest.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     There were no sales of unregistered securities in the quarter ended September 30, 2001.

Use of Proceeds.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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

     On December 20, 2000, the Registrant attempted to settle the payment of these notes, less certain amounts paid by the Registrant, in the amount of $40,000 by the payment of shares of common stock. However, this offer was subsequently declined. The Registrant now considers these notes, plus accrued interest of $8,332 as of September 30, 2001, to be in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K was filed on August 15, 2001 to report that effective on August 8, 2001, the firm of Clancy & Co., PLLC had been engaged to serve as the new principal accountant to audit the Registrant's financial statements, replacing Keyhan Hewitt Accountancy Corporation (who was dismissed by the Registrant). On August 16, 2001, this Form 8-K was amended to include as an exhibit a response by Keyhan Hewitt Accountancy Corporation regarding its agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WSN Group, Inc.



Dated: December 6, 2001                              By: /s/ John J. Anton
                                                     John J. Anton, President

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

2.3 Merger Agreement between the Registrant and WSN Group, Inc., a Delaware corporation, dated June 11, 2001 (incorporated by reference to Exhibit 2.3 of the Form 10-KSB/A filed on November 28, 2001).

2.4    Asset Purchase Agreement between the Registrant and Tuoc
       Bui, dated June 22, 2001 (incorporated by reference to
       Exhibit 2 to the Form 8-K filed on June 29, 2001).

3.1    Articles of Incorporation, dated January 29, 2001
       (incorporated by reference to Exhibit 3.1 of the Form 10-
       KSB/A filed on November 28, 2001).

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

10.1 Promissory Note issued by the Registrant, dated November 2, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB/A filed on November 28, 2001).

10.2 Promissory Note issued by the Registrant, dated December 22, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB/A filed on November 28, 2001).

10.3 Joint Venture Agreement between the Registrant and American Consumer Network, dated August 3, 2000 (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on November 20, 2000).

10.4   Promissory Notes Extension, dated September 26, 2000
       (incorporated by reference to Exhibit 10.4 of the Form 10-
       KSB/A filed on November 28, 2001).

10.5 Joint Venture Agreement between the Registrant and Preferred Dental Plan, dated September 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 20, 2000).

16 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

21    Subsidiaries of the Registrant (see below).