Form 10QSB
period 2001-12-31
WSN GROUP INC
filed 2002-03-22
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 0-20277


                                 WSN GROUP, INC.
            (Exact name of Registrant as specified in its charter)

              Nevada                                             11-872782
(State or jurisdiction of incorporation                       I.R.S. Employer
           or organization)                                 Identification No.)

      1530 Brookhollow Drive, Suite C, Santa Ana, California        92705
          (Address of principal executive offices)               (Zip Code)

                 Registrant's telephone number:  (714) 427-0760

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

     As of December 31, 2001, the Registrant had 47,425,202 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              DECEMBER 31, 2001                                          3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                    4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              DECEMBER 31, 2001 AND DECEMBER 31, 2000                    5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

     ITEM 5.  OTHER INFORMATION                                         17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          17

SIGNATURE                                                               18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  WSN GROUP, INC.
               (Formerly Known as World Shopping Network, Inc.)
                              CONSOLIDATED BALANCE SHEET
                                 DECEMBER 31, 2001
                                     (Unaudited)

                                        ASSETS

Current Assets
 Cash                                                            $     543
 Accounts Receivable                                                18,230
 Prepaid Expenses                                                    4,640
Total Current Assets                                                23,413

Property and Equipment, Net                                         33,526

Other Assets
 Restricted Cash                                                   484,843
 Investments - Marketable Equity Securities                         28,000
Total Other Assets                                                 512,843

Total Assets                                                     $ 569,782

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                                $  72,393
 Notes Payable, Related Party                                       45,000
 Accrued Interest Payable                                            9,467
 Accrued Income Taxes                                                  800
 Related Party Advances                                             13,788
Total Current Liabilities                                          141,448

Stockholders' Equity
Common Stock: $0.001 Par Value;
Authorized Shares, 500,000,000;
Issued and Outstanding, 47,425,202                                  47,425
Additional Paid In Capital                                       2,487,695
Retained Earnings (A Deficit)                                   (2,094,786)
Accumulated Other Comprehensive Loss                               (12,000)
Total Stockholders' Equity                                         428,334

Total Liabilities and Stockholders' Equity                      $  569,782

                See notes to consolidated financial statements.

                                    WSN GROUP, INC.
                 (Formerly Known As World Shopping Network, Inc.)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                           For the Three     For the Three     For the Six     For the Six
                                           Months Ended      Months Ended      Months Ended    Months Ended
                                           December 31       December 31       December 31     December 31
                                               2001              2000              2001            2000

Service and Fee Income                    $     31,475       $      19,081     $    159,776    $     43,271
Costs of Sales                                  13,572                   -            71,076              -
Gross Margin                                    17,903              19,081            88,700         43,271

Selling, General and Administrative
 Expenses                                      146,991             325,389           251,398      1,172,751

Operating Loss                                (129,088)           (306,308)         (162,698)   (1,129,480)

Other Income (Expense)
 Interest Income                                 3,000               5,000             7,000         8,000
 Interest Expense                               (1,990)             (1,900)           (3,962)       (6,400)
Total Other Income (Expense)                     1,010               3,100             3,038         1,600

Loss Before Provision for Income Tax          (128,078)           (303,208)         (159,660)   (1,127,880)

Provision for Income Tax                             0                 800               800         1,600

Net Loss                                      (128,078)           (304,008)         (160,460)   (1,129,480)

Basic Loss Per Common Share                      (0.00)              (0.01)            (0.00)        (0.05)

Basic Weighted Average Common
Shares Outstanding                          35,971,398          22,353,920        34,629,822    22,353,920


                     See notes to consolidated financial statements.

                                      WSN GROUP, INC.
                     (formerly known as World Shopping Network, Inc.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                     Six Months     Six Months
                                                        Ended         Ended
                                                     December 31    December 31
                                                         2001           2000

Cash Flows From Operating Activities
 Net Loss                                           $   (160,460)  $(1,129,480)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used In) Operating Activities
 Depreciation                                             11,668         3,750
 Common Stock Issued For Services                         30,100       995,200
 Write off Bad Debts                                      68,442
Changes in Assets and Liabilities
 (Increase) Decrease in Accounts Receivable              (46,792)          103
 (Increase) Decrease in Prepaid
 Expenses and Other Current Assets                         2,714       124,740
 Increase (Decrease) in Accounts
  Payable and Accrued Expenses                            51,099         7,355
   Total Adjustments                                     117,231     1,131,148
Net Cash Provided By (Used In) Operating
Activities                                               (43,229)        1,668

Cash Flows From Investing Activities
 Purchase of Property and Equipment                       (3,752)       (2,748)
 Increase in Restricted Cash                              (7,000)       (8,000)
Net Cash Used In Investing Activities                    (10,752)      (10,748)

Cash Flows From Financing Activities
 Decrease in Checks Issued in Excess of Cash              (5,476)            0
 Net Change from Debt Exchange Common Stock                    0      (138,636)
 Proceeds From Notes Payable                              60,000       138,096
Net Cash Provided By (Used In) Financing Activities       54,524          (540)

Increase (Decrease) in Cash and Cash Equivalents             543        (9,620)
Cash and Cash Equivalents, Beginning of Period                 0         9,620
Cash and Cash Equivalents, End of Period                     543             0
Cash paid for income taxes and interest:                       -             -

                See notes to consolidated financial statements.

                                 WSN GROUP, INC.
               (formerly known as World Shopping Network, Inc.)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of December 31, 2001, the consolidated results of operations for the three and six months ended December 31, 2001, and the consolidated statements of cash flows for the six months ended December 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

Subsequent to December 31, 2001, the Company determined that Mr. Bui may have breached the Agreement and is currently investigating the matter. The Registrant has decided not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders. Accordingly, no activity for the three months ended December 31, 2001 has been included in the financial statements for the six months ended December 31, 2001 as management has been unable to obtain accurate and reliable financial information. When the reliable financial information is obtained, WSN plans to amend the quarterly to properly reflect the results of SDRIS's operations.

NOTE 4 - PRIOR INTERIM ADJUSTMENT

Common stock issued for services during the six months ended December 31, 2000 was valued at par value ($0.001) instead of the fair market value at the date of issuance. Accordingly, net loss for the three and six months ended December 31, 2000 was adjusted to reflect the additional values associated with the understatement of net loss for the periods presented. Adjusted net loss for the three and six months ended December 31, 2000 was $304,008 and $1,129,480, respectively, which resulted in adjusted net loss per share amounts of $0.01 and $0.05, respectively.

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

NOTE 6 - FINANCIAL RESULTS AND LIQUIDITY

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that
might result from the outcome of this uncertainty.   The Company
expects to incur losses as it expands its businesses and will require additional funding during the fiscal year ended June 30, 2002. The satisfaction of our cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations. The Company does not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, the Company expects to aggressively pursue additional sources of funds in the form of the sale of common stock pursuant to the Company's Form SB-2 offering, loans from shareholders, or other similar types of debt or equity offerings, if necessary. See
Note 7.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement for Equity Financing-On November 30, 2001, the Company entered into a consulting agreement with Steven Vicory for the purpose of securing an equity line of credit for an amount of no less than $5,000,000 for use as working capital. The agreement is for a period of one hundred eighty (180) days and may be extended for two ninety (90) day periods, at the consultant's discretion. The consultant is compensated as follows: (i) an initial retainer of 150,000 shares of free trading common stock, and (ii) for each dollar of an equity line of credit made available to the Company up to $5,000,000, consultant shall receive share of the Company's common stock under the Company's Stock Incentive Plan, to be registered under the Company's Form S-8. If the consultant is successful in obtaining an equity line of credit in the amount of $10,000,000, the consultant shall receive 1.6 million shares of the Company's common stock. If the consultant is successful in obtaining an equity line of credit in the amount of $15,000,000, the consultant shall receive 2 million shares of the Company's common stock. For amounts over $15,000,000, the consultant shall receive " share of the Company's per dollar in excess of $15,000,000, the compensation in stock under the Company's Stock Incentive Plan, to be registered under the Company's Form S-8.

Lawsuit - Subsequent to year end, the Company filed a lawsuit against Tri Star-Diversified Ventures, L.L.C. (WSN Group v. Tristar Diversified, et al, Case No. 01CC09508) to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract. A cross complaint was filed by Tri Star and the Company is currently contesting the case vigorously. No trial date has been set. Based upon the opinion of the Company's counsel, the likelihood is favorable as to success for the Company. Potential gain is the cancellation of 4,500,000 shares of common stock; potential loss is the Company having to repay the loans outstanding to Tri Star of $45,000 plus accrued interest. The financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans plus accrued interest.
The Company is currently making a good faith attempt to settle the claims made by dismissing with prejudice both claims with each party bearing its respective costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

(a)  Revenues.

     The Registrant generated $31,475 and $159,776 in revenues
for the three and six months ended December 31, 2001, respectively,
versus $19,081 and $43,271 for the same periods in 2000.   The
increase for the six months ended December 31, 2001 is a direct result of the merger with SDR Information Services, Inc. (SDRIS) which provides consulting, integration, documentation and management framework to the end user. SDRIS's contributed $120,127 in revenues, or 75% of total revenues for the six months ended December 31, 2001.
All of the revenues reported are revenues from the three months ended September 30, 2001. No revenues were included in the three and six months ended December 31, 2001 for SDRIS because WSN has been unable to obtain accurate and reliable financial information to accurately reflect the results of SDRIS's operations. The Registrant plans to amend the quarterly financial information to properly reflect the results of SDRIS's operations once accurate and reliable data is obtained.

(b)  Selling, General and Administrative Expenses.

     During the three and six months ended December 31, 2001, the Registrant incurred $146,991 and $251,398, respectively, in selling, general and administrative expenses compared to $325,389 and $1,172,751 for the same periods in 2000. The substantial decrease for both periods presented represented is due to common stock issued for services which accounted for $20,500 and $30,100 for the three and six months ended December 31, 2001 versus $232,800 and $995,200 for the three and six months ended December 31, 2000. Also included in general and administrative expenses for the three and six months ended December 31, 2001 is bad debt expense of $68,441 representing the write of f of SDR accounts receivable balance of $39,288 at September 30, 2001 and advances to SDR of $29,153 for funds advanced by a related party to SDR to pay operating expenses. Management has determined these amounts are uncollectible based on circumstances indicating the contract with SDR and WSN may have been breached by Tuoc Bui. WSN is currently investigating the matter.

(c)  Interest Income.

     Interest income was $3,000 and $7,000 for the three and six months periods ended December 31, 2001, respectively, versus $5,000 and $8,000 for the same periods in 2000, and represents interest earned on the Registrant's Dreyfus money market account. The account is restricted from use for working capital and is held by the Registrant's wholly owned subsidiary, Growth Net, Inc. Interest earned in the future will be dependent on prevailing interest rates.

(d)  Provision for Income Taxes.

     As of December 31, 2001, the Registrant's accumulated deficit was approximately $2,000,000, and as a result, there has been no provision for income taxes to date, other than state taxes based on income or the related minimum franchise tax.

(e)  Net Loss.

     The Registrant reported a net loss of $128,078 and $160,460 for the three and six months ended December 31, 2001 compared to a net loss of $304,008 and $1,129,480 for the three and six months ended December 31, 2000. The substantial decrease for both periods presented represented is due to common stock issued for services which accounted for $20,500 and $30,100 for the three and six months ended December
31, 2001 versus $232,800 and $995,200 for the three and six months ended December 31, 2000. Also included in general and administrative expenses for the three and six months ended December 31, 2001 is bad debt expense of $68,441 representing the write of f of SDR accounts receivable balance of $39,288 at September 30, 2001 and advances to SDR of $29,153 for funds advanced by a related party to SDR to pay operating expenses. Management has determined these amounts are uncollectible based on circumstances indicating the contract with SDR and WSN may have been breached by Tuoc Bui. WSN is currently investigating the matter.

Liquidity and Capital Resources.

     As of December 31, 2001, the Registrant had a cash balance of $543 and a negative working capital of $118,035. The Registrant financed its operations from loans from shareholders for the six months ended December 31, 2001.

     Net cash used in operating activities was $43,229 for the six months ended December 31, 2001, compared to net cash provided by operating activities of $1,668 for the same period in 2000, primarily representing general corporate overhead expenses such as salaries and consulting fees, rent, and utilities which contributed to the Company's net loss for the periods presented.

     Net cash flows used in investing activities for the six months period ended December 31, 2001, was $10,752 compared to $10,748 for the same period in 2000, representing interest earned on the Dreyfus money market account and the purchase of fixed assets.

     Net cash flows provided by (used in) financing activities for the six months period ended December 31, 2001 was $54,524 versus ($540) for the same period in 2000 primarily representing working capital loans from shareholders.

     At present, the Registrant plans to fund its operations by securing an equity line of credit for an amount no less than $5,000,000 pursuant to a consulting agreement dated November 30, 2001. The details of the consulting agreement are more fully described in
Note 7 to the financial statements above. Interim sources of funds include loans from shareholders. The Registrant expects net operating losses to continue during the next 12 months and will need additional financing. There is no assurance that such additional funds will be available on acceptable terms, or at all.

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

     On March 15, 2002, the Registrant determined that Bui may have breached the Agreement and is currently investigating the matter. The Registrant has decided not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders.

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

     On February 20, 2002, the parties agreed, by mutual consent, not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders.

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

     The Registrant incurred a net loss of $291,321 for the fiscal year ended June 30, 2000 and $1,312,252 for the fiscal year ended June 30, 2001, and $160,460 for the six months ended December 31, 2001.
The Registrant's current liabilities exceed its current assets by $174,381 as of June 30, 2000 and $108,591 as of June 30, 2001, and
$118,035 as of December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of approximately $2,000,000. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $5 million in additional funds during the next 12 months through public or private financing in order to continue with its business plan. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(p) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 7,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

     Some of the substantive provisions of California which apply to the Registrant include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. Currently, the Registrant does meet the requirements of a pseudo California corporation.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On July 25, 2001, the Registrant filed an action in the Orange County, California Superior Court seeking to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract (WSN Group, Inc.
v. Tri-Star Diversified Ventures, L.L.C., et al, Case No. 01CC09508).
A cross complaint was filed by Tri-Star and the Registrant is currently contesting the case vigorously. No trial date has been set. Based upon the opinion of the Registrant's counsel, the likelihood is favorable as to success for the Registrant. Potential gain is the cancellation of 4,500,000 shares of common stock; potential loss is the Registrant having to repay the loans outstanding to Tri-Star of $45,000 plus accrued interest could result in favor of the Registrant (see Item 3, below). The financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans plus accrued interest.
The Company is currently making a good faith attempt to settle the claims made by dismissing with prejudice both claims with each party bearing its respective costs.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     During the quarter ended December 31, 2001, the Company issued the following unregistered securities:

     (a) 900,000 shares of restricted common stock at $0.01 per share, or $9,000 for services rendered.

     (b) 750,000 shares of restricted common stock at $0.01 per share, or $7,500 for services rendered.

     (c) 1,200,000 shares of restricted common stock at $0.01 per share, or $120,000 representing $60,000 in cash advances and $60,000 in services rendered.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D, in that:

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

Use of Proceeds.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     On November 2, 1999 and December 22, 1999, the Registrant borrowed $25,000 and $20,000, respectively, from Tri Star Diversified Ventures, L.L.C., a greater than 10% shareholder of the Registrant, to assist in day to day operations of the company. The terms of the promissory notes for these loans call for 10% annual interest rate, with full principal and interest payable on December 2, 1999 and June 22, 2000, respectively. On September 26, 2000, the parties in writing extended the due dates for both these notes to November 1, 2000.

     On December 20, 2000, the Registrant attempted to settle the payment of these notes, less certain amounts paid by the Registrant, in the amount of $40,000 by the payment of shares of common stock. However, this offer was subsequently declined. The Company is currently making a good faith attempt to settle the claims made by dismissing with prejudice both claims with each party bearing its respective costs. The Registrant now considers these notes, plus accrued interest of $9,467 as of December 31, 2001, to be in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K was filed on November 19, 2001 to report the following:

     (a) In a Form 8-K filed on January 12, 2001, the Registrant reported that on November 8, 2000, the Registrant had entered into an agreement with Delphi Communications, Inc. to purchase from this firm the license for radio station KMET and related assets. On October 25, 2001, the parties agreed, by mutual consent, not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders.

     (b) On November 13, 2001, the Registrant entered into an agreement with Connect2Save, Inc., a Delaware Corporation, whereby the Registrant agreed to buy from this company all of the shares of Connect4Savings, Inc., a Delaware Corporation ("C4S").

                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WSN Group, Inc.



Dated: March 21, 2002                          By: /s/ John J. Anton
                                               John J. Anton, President

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

2.5     Stock Purchase Agreement between the Registrant and
        Connect2Save, Inc., dated November 13, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 19, 2001)).

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

4.5     Form of Common Stock Purchase Agreement between the
        Registrant and institutional investors (incorporated by reference to Exhibit 4.5 of the Form SB-2 filed on July 6, 2000).

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

10.4    Promissory Notes Extension, dated September 26, 2000
        (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A filed on November 28, 2001).

10.5 Joint Venture Agreement between the Registrant and Preferred Dental Plan, dated September 27, 2000 (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on November 20, 2000).

16.1 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 9, 2000).

16.2 Letter on change in certifying accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August
        16, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 2, 2001).