Form 10QSB
period 2002-03-31
WSN GROUP INC
filed 2002-05-15
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                              COMMISSION FILE NUMBER: 0-20277

                                     WSN GROUP, INC.
                   (Exact name of Registrant as specified in its charter)

              Nevada                                         11-2872782
(State or jurisdiction of incorporation                   I.R.S. Employer
           or organization)                            Identification No.)

      1502 Brookhollow Drive, Suite B, Santa Ana, California         92705
          (Address of principal executive offices)                 (Zip Code)

                Registrant's telephone number:  (714) 427-0760

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

     As of March 31, 2002, the Registrant had 47,425,202 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2002                                              3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                           4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                          5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

     ITEM 5.  OTHER INFORMATION                                         19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          19

SIGNATURE                                                               20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 WSN GROUP, INC.
             (Formerly Known as World Shopping Network, Inc.)
                            CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                 (Unaudited)

                                    ASSETS

Current Assets
 Cash                                                      $       2,146
 Accounts Receivable                                              25,582
 Prepaid Expenses                                                  3,284
Total Current Assets                                              31,012

Property and Equipment, Net                                       30,526

Other Assets
 Restricted Cash                                                 479,923
 Investments - Marketable Equity Securities                       39,200
Total Other Assets                                               519,123

Total Assets                                                     580,661

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts Payable                                                 66,402
 Notes Payable, Related Party                                     45,000
 Accrued Interest Payable                                         10,575
 Accrued Income Taxes                                              1,600
 Related Party Advances and Loans from Shareholders               25,288
Total Current Liabilities                                        148,865

Stockholders' Equity
Common Stock: $0.001 Par Value;
Authorized Shares, 500,000,000;
Issued and Outstanding, 47,525,202                                47,525
Additional Paid In Capital                                     2,490,595
Retained Earnings (A Deficit)                                 (2,105,524)
Accumulated Other Comprehensive Loss                                (800)
Total Stockholders' Equity                                       431,796

Total Liabilities and Stockholders' Equity                       580,661

               See Notes to Consolidated Financial Statements.

                                 WSN GROUP, INC.
              (Formerly Known As World Shopping Network, Inc.)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended               Nine Months Ended
                                                    March 31                       March 31
                                             2002            2001             2002           2001
                                                          (Restated)                      (Restated)

Service and Fee Income                     $    34,343   $    15,839        $     73,962   $     59,366

Selling, General and Administrative
 Expenses                                      53,722         78,433             206,301      1,237,953

Operating Loss                                (19,379)       (62,594)           (132,339)    (1,178,587)

Other Income (Expense)
 Interest Income                                2,500          5,307               9,500         13,307
 Interest Expense                              (1,109)        (3,396)             (6,033)       (13,896)
Total Other Income (Expense)                    1,391          1,911               3,467           (589)

Loss Before Provision for Income Tax          (17,988)       (60,683)           (128,872)    (1,179,176)

Provision for Income Tax                          800              0               1,600            800

Net loss before discontinued operations       (18,788)       (60,683)           (130,472)    (1,179,976)

Discontinued Operations
 Operating Income                                   -              -              26,129              -
 Loss on Disposal                                   -              -             (66,855)             -
Discontinued Operations                             -              -             (40,726)             -

Net Loss                                      (18,788)       (60,683)           (171,198)    (1,179,976)

Basic Loss Per Common Share                         -              -                   -          (0.04)

Basic Weighted Average Common
Shares Outstanding                         47,484,091     31,666,322          38,855,333     27,460,197


                     See Notes to Consolidated Financial Statements.

                                   WSN GROUP, INC.
                  (formerly known as World Shopping Network, Inc.)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                         Nine Months Ended
                                                              March 31
                                                       2002            2001
Cash Flows From Operating Activities
 Net Loss                                            $  (171,198)  $(1,179,976)
 Adjustments to Reconcile Net Loss to Net
 Cash Provided by (Used In) Operating Activities
   Depreciation                                           14,668         3,750
   Common Stock Issued For Services                       33,100     1,002,200
   Changes in Assets and Liabilities
    (Increase) Decrease in Accounts Receivable           (14,856)       (9,022)
    (Increase) Decrease in Prepaid
     Expenses and Other Current Assets                     4,070             0
    Increase (Decrease) in Accounts
    Payable and Accrued Expenses                          76,170        32,988
   Total Adjustments                                     113,152     1,029,916

Net Cash Provided By (Used In) Operating
Activities                                               (58,046)     (150,060)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                     (3,752)       (1,498)
   Increase in Restricted Cash                            (2,080)       16,116

Net Cash Used In Investing Activities                     (5,832)       14,618

Cash Flows From Financing Activities
   Decrease in Checks Issued in Excess of Cash            (5,476)            0
   Proceeds from the sale of common stock                      0       323,302
   Net Change from Debt Exchange Common Stock                  0      (257,480)
   Loans from shareholders                                71,500        60,000

Net Cash Provided By (Used In) Financing Activities       66,024       125,822

Increase (Decrease) in Cash and Cash Equivalents           2,146        (9,620)
Cash and Cash Equivalents, Beginning of Period                 0         9,620
Cash and Cash Equivalents, End of Period                   2,146             0

Cash paid for income taxes and interest:                       -           800

                  See Notes to Consolidated Financial Statements.

                                  WSN GROUP, INC.
                 (formerly known as World Shopping Network, Inc.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions, and in the opinion of management, contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position as of March 31, 2002, the consolidated results of operations for the three and nine months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB.

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

NOTE 3 -  LOSS FROM DISCONTINUED OPERATIONS

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

The Registrant has decided not to proceed with this transaction because information has come to the Registrant's attention that .
This decision by the Registrant was based on the best interests of the Registrant and its shareholders. Accordingly, included in loss from discontinued operations is SDRIS' results of operations for the three months ended September 30, 2001. No activity has been included in the Company's consolidated results of operations subsequent to September 30, 2001.

Income from discontinued operations is as follows:

Revenue                  $    120,157
Operating costs                94,028
Income                   $     26,129

The loss on disposal was calculated as follows:

Cash                         $    (6,290)
Accounts receivable              (39,288)
Intercompany advances            (29,154)
Accounts payable                   7,877
Loss on disposal             $   (66,855)

NOTE 4 - PRIOR INTERIM ADJUSTMENT

Common stock issued for services during the nine months ended March 31, 2001 was valued at par value ($0.001) instead of the fair market value at the date of issuance. Accordingly, net loss for the three and nine months ended March 31, 2001 was adjusted to reflect the additional values associated with the understatement of net loss for the periods presented. Adjusted net loss for the three and nine months ended March 31, 2001 was $60,683 and $1,179,976, respectively, which resulted in adjusted net loss per share amounts of $0.00 and $0.04, respectively.

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

NOTE 6 - FINANCIAL RESULTS AND LIQUIDITY

To date, the Company has not been profitable. The Company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. The Company's recurring losses raise substantial doubt about its ability to continue as a going concern. The Company's financial statements do not reflect any adjustments that
might result from the outcome of this uncertainty.   The Company
expects to incur losses as it expands its businesses and will require additional funding during the fiscal year ended June 30, 2002. The satisfaction of our cash requirements hereafter will depend in large part on the Company's ability to successfully raise capital from external sources to pay for planned expenditures and to fund operations. The Company does not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, the Company expects to aggressively pursue additional sources of funds in the form of loans from shareholders or the raise of capital from the sale of debt or equity offerings, if necessary. See Note 7.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Consulting Agreement for Equity Financing-On November 30, 2001, the Company entered into a consulting agreement with Steven Vicory for the purpose of securing an equity line of credit for an amount of no less than $5,000,000 for use as working capital. The agreement if for a period of one hundred eighty (180) days and may be extended for two ninety (90) day periods, at the consultant's discretion. The consultant is compensated as follows: (i) an initial retainer of 150,000 shares of free trading common stock, and (ii) for each dollar of an equity line of credit made available to the Company up to $5,000,000, consultant shall receive share of the Company's common stock under the Company's Stock Incentive Plan registered under the Company's Form S-8. If the consultant is successful in obtaining an equity line of credit in the amount of $10,000,000, the consultant shall receive 1.6 million shares of the Company's common stock. If the consultant is successful in obtaining an equity line of credit in the amount of $15,000,000, the consultant shall receive 2 million shares of the Company's common stock. For amounts over $15,000,000, the consultant shall receive share of the Company's per dollar in excess of $15,000,000, the compensation in stock under the Company's Stock Incentive Plan registered under the Company's Form S-8.

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the Registrant issued 12,900,000 shares of common stock for services rendered, which were valued at the fair market value on the date of issuance. As of May 8, 2002, total outstanding shares of common stock were 60,425,202.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations.

(a)  Revenues.

     The Registrant generated $34,343 and $73,962 in revenues for the three and nine months ended March 31, 2002, respectively, versus
$15,839 and $59,366 for the same periods in 2001, resulting from the Company's continued sales and marketing efforts.

(b)  Selling, General and Administrative Expenses.

     During the three and nine months ended March 31, 2002, the Registrant incurred $53,722 and $206,301, respectively, in selling, general and administrative expenses compared to $78,433 and $1,237,953 for the same periods in 2001. The substantial decrease for both periods presented represented is due to common stock issued for services, which accounted for $3,000 and $33,100 for the three and nine months ended March 31, 2002 versus $7,000 and $1,002,200 for the three and nine months ended March 31, 2001.

(c)  Interest Income.

     Interest income was $2,500 and $9,500 for the three and nine months periods ended March 31, 2002, respectively, versus $5,307 and $13,307 for the same periods in 2001, and represents interest earned on the Registrant's Dreyfus money market account. The account is restricted from use for working capital and is held by the Registrant's wholly owned subsidiary, Growth Net, Inc. Interest earned in the future will be dependent on prevailing interest rates.

(d)  Provision for Income Taxes.

     As of March 31, 2002, the Registrant's accumulated deficit was approximately $2,100,000, and as a result, there has been no provision for income taxes to date, other than state taxes based on income or the related minimum franchise tax.

(e)  Net Loss.

     The Registrant reported a net loss of $18,788 and $171,198 for the three and nine months ended March 31, 2002 compared to a net loss of $60,683 and $1,179,976 for the three and nine months ended March 31, 2002. The substantial decrease for both periods presented represented is due to common stock issued for services, which accounted for $3,000 and $33,100 for the three and nine months ended March 31, 2002 versus $7,000 and $1,002,200 for the three and nine months ended March 31, 2001.

Liquidity and Capital Resources.

     As of March 31, 2002, the Registrant had a cash balance of $2,146 and a negative working capital of $117,853. The Registrant financed its operations from loans from shareholders for the nine months ended March 31, 2002.

     Net cash flows used in operating activities was $58,046 for the nine months ended March 31, 2002, compared $150,060 for the same period in 2001, primarily representing general corporate overhead expenses such as salaries and consulting fees, rent, and utilities which contributed to the Company's net loss for the periods presented.

     Net cash flows provided by (used in) investing activities for the nine months period ended March 31, 2002, was ($5,832) compared to $14,618 for the same period in 2001, representing interest earned on the Dreyfus money market account and the purchase of fixed assets.

     Net cash flows provided by (used in) financing activities for the nine months period ended March 31, 2002 was $66,024 representing loans from shareholders versus $125,822 for the same period in 2001 primarily representing proceeds from the sale of common stock pursuant to the Registrant's SB-2 offering and working capital loans from shareholders.

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

     The Registrant's future funding requirements will depend on numerous factors. These factors include the Registrant's ability to operate its business profitably in the future, recruit and train qualified management, technical and sales personnel, and the Registrant's ability to compete against other, better capitalized corporations who offer similar services. The Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes.

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

     The Registrant incurred a net loss of $291,321 for the fiscal year ended June 30, 2000 and $1,312,252 for the fiscal year ended June 30, 2001, and $171,198 for the nine months ended March 31, 2002. The Registrant's current liabilities exceed its current assets by $174,381 as of June 30, 2000, $108,591 as of June 30, 2001, and $117,853 as of
March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $2,102,524. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. Also, if funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

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

(i) Control by Officers and Directors Over Affairs of Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 15% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the quarter ended March 31, 2002, the Registrant made the following sales of unregistered (restricted) securities:

     (a) In February 2002, the Registrant issued 50,000 shares of common stock to a corporate consultant for services to be rendered to the Registrants, valued at the fair market value of the common stock on the date of issuance ($1,500). The common stock closed at $0.03 per share during this period.

     (b) In February 2002, the Registrant issued 50,000 shares of common stock to another corporate consultant for services to be rendered to the Registrants, valued at the fair market value of the common stock on the date of issuance ($1,500). The common stock closed at $0.03 per share during this period.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933 ("Act"), in that:

     - the sales were made to sophisticated investors as defined in Rule
       506;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

     On December 20, 2000, the Registrant attempted to settle the payment of these notes, less certain amounts paid by the Registrant, in the amount of $40,000 by the payment of shares of common stock. However, this offer was subsequently declined. The Company is currently making a good faith attempt to settle the claims made by dismissing with prejudice both claims with each party bearing its respective costs. The Registrant now considers these notes, plus accrued interest of $10,575 as of March 31, 2002, to be in default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the second quarter of the fiscal year covered by this Form 10-QSB (March 20, 2002) to report the following:

     (a) In a Form 8-K filed on November 19, 2001, the Registrant reported that on November 13, 2001 it entered into an agreement with Connect2Save, Inc., a Delaware Corporation, whereby the Registrant agreed to buy from this company all of the shares of Connect4Savings, Inc., a Delaware Corporation. On February 20, 2002, the parties agreed, by mutual consent, not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders.

     (b) In a Form 8-K filed on June 29, 2001, the Registrant reported that entered into an Asset Purchase Agreement ("Agreement") with Tuoc Bui ("Bui"), as well as a related Escrow Agreement, Employment Agreement and a Promissory Note. Bui is doing business as Software Design and Repair. On March 15, 2002, the Registrant determined that Bui may have breached the Agreement and is currently investigating the matter. The Registrant has decided not to proceed with this transaction. This decision by the Registrant was based on the best interests of the Registrant and its shareholders.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WSN Group, Inc.



Dated: May 14, 2002                       By: /s/  John J. Anton
                                          John J. Anton, President

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