Form 10KSB
period 2002-06-30
WSN GROUP INC
filed 2004-01-21
CIK 821537

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                             COMMISSION FILE NUMBER: 0-20277

                                     WSN GROUP, INC.
                (Exact name of registrant as specified in its charter)

              Nevada                                              11-2872782
(State or jurisdiction of incorporation                        I.R.S. Employer
           or organization)                                 Identification No.)

    P.O. Box 14127, Palm Desert, California                       92255
    (Address of principal executive offices)                   (Zip Code)

                 Registrant's telephone number:  (760) 345-6555

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 4, 2003: $5,681. As of November 4, 2003, the Registrant had 79,575,202 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X .

                                    TABLE OF CONTENTS

PART I.
                                                                      PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                         3

ITEM 2.  DESCRIPTION OF PROPERTY                                        12

ITEM 3.  LEGAL PROCEEDINGS                                              12

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS            12

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                12

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS               15

ITEM 7.  FINANCIAL STATEMENTS                                           23

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                         23

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                      24

ITEM 10. EXECUTIVE COMPENSATION                                         26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                          26

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 28

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX
         TO FINANCIAL STATEMENTS                                        29

SIGNATURES                                                              30

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

     Pursuant to a share exchange agreement dated as of August 15, 1999, among the Registrant, TriStar Diversified Ventures, L.L.C., John J. Anton, and Nick Markulis, TriStar and Messrs. Anton and Markulis exchanged all of their shares of common stock of World Shopping Network, Inc., a Wyoming corporation, for an aggregate of 79,950,000 newly issued shares of common stock of the Registrant. As a result of this exchange:

     - TriStar held 54,000,000 shares of common stock, which represented approximately 58% of the issued and outstanding common stock;

     - John J. Anton held 15,000,000 shares of the common stock, which represented approximately 16% of the issued and outstanding common stock; and

     - Nick Markulis held 10,950,000 shares of common stock, which represented approximately 12% of the issued and outstanding common stock.

As a result of the share exchange agreement the Registrant owned approximately 59% of the issued and outstanding shares of Wyoming corporation and this corporation was a majority owned subsidiary of the Registrant.

     The Registrant's board of directors unanimously approved the following actions at a meeting duly held and called on August 17, 1999:

     - the merger of World Shopping Network, Inc., a Wyoming corporation, with and into the Registrant;

     - a reverse split of the issued and outstanding shares of the common stock on a one-for-twelve (1:12) basis;

     - an amendment to the certificate of incorporation of the Registrant to implement this reverse stock split and to change the name of the Registrant to World Shopping Network, Inc.; and

     - the election of new directors of the Registrant.

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

     On December 11, 2002, the Registrant entered into letters of intent with Cash Asset Management, Inc., Harrison Asset Management, Inc., and Money Asset Management Inc. to acquire a percentage of each entities' assets. These transactions were intended to close on or before January 2003. The Registrant also intended to complete a share-for-share exchange with United Recovery, Inc. and First American Family Financial Services Corporation, Inc., which were intended to close on or before December 15, 2002 under letters of intent dated December 11, 2002. On May 5, 2003, all the letters of intent were terminated.

Business of the Registrant.

(a)  Overview.

     To date, the primary business of the Registrant continues to be as an Internet website host with over 125 customers. These services include website development, hosting, maintenance, linking, and access. Many businesses wish to create an on-line presence without the investment into the hardware and software necessary to maintain their own servers. The Registrant has invested over $100,000 into the development of its hardware and has dual-redundant T1 line capability. It maintains sufficient access lines so that if a server becomes busy, the next available server will receive and process the customer's request. Over time the capacity of the Registrant's equipment has grown, and will continue to grow with new servers being added to accommodate new customers and their ever-increasing needs.

     In addition to providing Internet services to others, the Registrant has established its own Internet shopping mall, "World Shopping Network Mall" which can be accessed at http://www.wsnmall.com. This site offers a range of goods and services for sale to consumers over the Internet through a variety of vendors. Vendors are showcased on the Registrant's website's main page, with each vendor displaying a banner link to a separate vendor "store" hosted on the website. In this way the Registrant provides value to both the end-user and to its vendors by providing many goods and services in one easy-to-access location. Consumers can fulfill most, if not all, of their shopping needs at one location, and vendors have increased traffic due to consumers seeing their banner advertisement while browsing for an unrelated product.

     Currently, the Company has arrangements with several leading golf manufactures to sell their product lines.

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

     The terms electronic commerce and Internet commerce encompass the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities. The unique characteristics of the Internet create numerous advantages for online retailers and provide a convenient and unique means for consumers to order products and services. The virtual nature of Internet commerce by way of website accessibility for merchants can reduce or even eliminate the costs associated with maintaining a physical retail facility. Online merchants may also realize significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies by removing the traditional barrier of location and essentially, leveling the playing field to allow smaller companies to compete with larger companies effectively.

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

     The Registrant is positioning itself to be a leader in its industry with the following four-pronged approach:

     - through image development, infomercials, radio advertising, and a constant trade show presence, create brand recognition of the World Shopping Network name;

     - aggressively market its own on-line shopping mall, World Shopping Network Mall;

     - springboard off increased brand recognition created by 1 and 2 above to significantly increase revenues attributable to web hosting, and on-line shopping mall design and maintenance; and

     - strategically identify and acquire local and regional web hosting competitors.

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

     - WSN Mall

     - World Access Network.

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

(a)  Present.

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

     The WSN Mall, on the other hand, is a true retailer. When a consumer comes "into" the WSN Mall store, he or she has the capability of purchasing any product presented directly, without having to go to another site or call an 800 number. By dealing directly with the WSN Mall, the consumer is assured of the overall satisfaction and convenience of purchasing from a "one stop" shopping source. In addition, the WSN Mall offers a value-added shopping experience by featuring the ability to process the transaction conveniently, while presenting a broad range of products at competitive prices in a global format for any shopper who can access the Internet.

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

     As the e-commerce market is relatively new and competitive, the Registrant expects that competition may continue to increase. The Registrant currently competes against other companies with e-commerce sites, including, but certainly not limited to Amazon.com, Inc., Buy.com, Inc., Yahoo, Intermallamerica.com, iVillage.com and many other companies marketing and selling goods over the Internet. Most of these competitors have significantly greater resources than the Registrant that may provide them with a greater ability to market their products more effectively.

(b)  Future of WSN Mall.

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

(a)  Present.

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

(b)  Future of World Access Network.

     In the future the Registrant expects its web development services to offer superior connectivity to both new and existing customers. The Registrant will continue to service its existing customers, upgrading their current operations to offer increased marketing exposure.

Vision for the Future of the Registrant.

     While the Registrant has achieved and is maintaining its WSN Mall and its web services divisions, it seeks to implement a plan to further increase its market share, particularly with young, active consumers through the development of a highly interactive shopping and educational experience.

     Long-term viability of the Registrant is a priority. The Registrant does not wish to follow the path of many of its competitors by striving only to amass a large market share with the primary goal of becoming a viable buy-out target. Its philosophy remains that of developing and maintaining a profitable balance between successful operations with regard to:

     - locating and maintaining market share;

     - web development services and Internet access; and

     - the ultimate acquisition of businesses, technologies, services and/or products to further expand the business.

Strategic Relationships.

     The Registrant has established strategic partnerships with three specialty catalog warehouse companies: Specialty Merchandise, Ingram Micro, and Tech Data. Each of these companies has extensive catalogs listing thousands of products ranging from extremely inexpensive novelty items to computers and other electronic products costing thousands of dollars. The Registrant has established open purchase orders with each of these partners. Currently, the Registrant listed over 4,700 products listed in the catalogs of these three companies on the WSN Mall. Only the limited personnel resources of the Registrant have prevented it from adding additional products. It is the intention of the Registrant to utilize the proceeds from this offering to add employees and increase its product offerings. In addition, the Registrant will pursue strategic relationships with additional catalog companies to increase the variety of its product offerings thus attracting a broader range of web traffic.

Advertising and Promotion.

     Success or failure in this highly competitive industry, where consumers can change shopping locations with a click of their mouse, and can easily ignore advertising and promotion that is not compelling or eye-catching, will be determined by the Registrant's ability to capture the attention of consumers "surfing" the Internet.

     The Registrant will continue to market and effectuate its current operations while developing new features. In order to create a more stimulating and engaging online shopping experience, the Registrant foresees the development of an interactive shopping experience. In furtherance of that goal, current efforts are being directed toward the development of the Registrant's image around an animation-created celebrity. The Registrant intends to create an animated celebrity who will guide shoppers through the site for a shopping experience with an Internet edge, much like that of a video game. In addition, the animated celebrity will engage in educational encounters with shoppers informing them about computers and the Internet.

(a)  Image Development.

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

(b)  Infomercials.

     To further market the site, the Registrant also seeks to develop an infomercial educating the public as to why the Internet should be a part of their lives and why they should be online, and further, why the Registrant' sites should be a part of their lives. The Registrant seeks not only to improve upon and increase those benefits, but also to educate about the Internet, its uses, values and benefits.

(c)  Radio Advertising.

     In addition to the infomercial, the Registrant intends to purchase radio air time to advertise in an effort to create name recognition and additionally, maintain a visible presence at industry events such as trade shows and seminars.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant leases certain property and equipment under various operating leases that expire through March 2005. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002: 2003: $13,219; 2004: $13,642; 2005: $10,469. Rent expense charged to operations for 2002 was $20,684 (2001: $26,167). During the fiscal year ended June 30, 2002, the Company sublet some of its office space on a monthly basis at the rate of $700 per month and charged against rental expense for 2002 is $2,800 in sublease income. In March 2003, the lease covering the company's offices was terminated by mutual agreement of the parties.

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

     This matter was settled by mutual agreement of the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2002

                                                 High        Low

Quarter Ended September 30, 2001                 0.10        0.03
Quarter Ended December 31, 2001                  0.05       0.005
Quarter Ended March 31, 2002                     0.03        0.01
Quarter Ended June 30, 2002                      0.05        0.01

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on June 30, 2001

                                                 High        Low

Quarter Ended September 30, 2000                 0.31        0.12
Quarter Ended December 31, 2000                  0.22        0.03
Quarter Ended March 31, 2001                     0.06        0.03
Quarter Ended June 30, 2001                      0.09        0.03

Holders of Common Equity.

     As of November 4, 2003,there were approximately 195 shareholders of record of the Registrant's common stock.

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

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered
(restricted) securities during the fiscal year ended on June 30, 2002:

     (a) In October 2001, the Registrant issued 900,000 shares of restricted common stock valued at $0.01 per share, or $9,000, for services rendered.

     (b) In December 2001, the Registrant issued 750,000 shares of restricted common stock valued at $0.01 per share, or $7,500, for services rendered.

     (c) In December 2001, the Registrant issued 12,000,000 shares of restricted common stock valued at $0.01 per share, or $120,000, representing $60,000 in cash advances and $60,000 in services rendered and the conversion of $60,000 of accrued expenses.

     (d) In February 2002, the Registrant issued 50,000 shares of common stock to a corporate consultant for services to be rendered to the Registrants, valued at the fair market value of the common stock on the date of issuance ($1,500). The common stock closed at $0.03 per share during this period.

     (e) In February 2002, the Registrant issued 50,000 shares of common stock to another corporate consultant for services to be rendered to the Registrants, valued at the fair market value of the common stock on the date of issuance ($1,500). The common stock closed at $0.03 per share during this period.

     (f) In April 2002, the Registrant issued 200,000 shares of common stock issued to one consultant for services to the company; these shares were subsequently cancelled and shares of common stock registered under a Form S-8 was issued in place of these shares.

     (g) In May 2002, the Registrant issued 500,000 shares of common stock to one consultant for business services to be rendered to the company valued at $10,000 ($0.02 per share).

     (h) In May 2002, the Registrant issued 1,000,000 shares of common stock to restricted stock issued to one consultant for services rendered to the company in connection with its website valued at $20,000 ($0.02 per share).

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). Each of the transactions did not involve a public offering and each of the investors represented that he was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

Warrants.

     The Registrant has 666,667 (pre-split 8,000,000) units outstanding as of June 30, 2002, each unit consisting of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant (666,667 outstanding) entitled the holder to purchase one share of common stock at $2.04 per share, one share of common stock, and one Class B common stock purchase warrant, exercisable through December 31, 2002. Each Class B warrant (666,667 outstanding) entitles the holder to purchase one share of common stock at $3.00 per share, exercisable through December 31, 2002. The Registrant had the right to redeem the unexercised warrants on thirty days written notice for $0.001 per warrant. The Registrant did not extend the exercise period for these warrants after December 31, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Registrant's financial condition and results of operations is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

     To date, the Registrant has not been profitable. The company faces all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. The Registrant's recurring losses raise substantial doubt about our ability to continue as a going concern. The company's financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Registrant expects to incur losses as it expands its business and will require additional funding during fiscal 2003. The satisfaction of the company's cash requirements hereafter will depend in large part on its ability to successfully raise capital from external sources to fund operations. As a result, the Registrant expects to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities. The company may not be successful in its fund-raising efforts.

     The Registrant has explored the possibility of selling or merging with another company. During the fiscal year ended June 30, 2002, the Registrant attempted to acquire and/or merge with several different entities, none of which came to fruition. The board of directors considered each acquisition and determined it was in the best interests of the company and its stockholders to rescind each of the attempted acquisitions. Although the Registrant has still not entered into any binding agreement to effect such a transaction, the board of directors of the company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the company's stockholders. If the board of directors does determine that a future sale or merger of the Registrant is in the best interests of the company's stockholders, the board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand its business and fund future operations. Management cannot provide any assurance that the company will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. The Registrant's common stock is currently traded on the Pink Sheets LLC since it is not current in its filings requirements with the Securities and Exchange Commission; once the company is current, then it might be eligible for relisting on the Over the Counter Bulletin Board.

Results of Operations.

(a)  Revenues.

     For the year ended June 30, 2002, the Registrant reported total operating revenues of $95,082, primarily resulting from the sale of its internet related services. This compares to total operating revenues of $120,416 for the year ended June 30, 2001. This represents a decrease of approximately 21%. The decrease in revenues is due to a general slow down in business and increased competition.

(b)  Selling, General and Administrative Expenses.

     The Registrant incurred total selling, general and administrative expenses ("SG&A") of $675,428 for the year ended June 30, 2002. This represented a decrease of approximately 54% in SG&A expenses from $1,454,631 for the year ended June 30, 2001. Included in the SG&A were costs of consulting fees of $355,600 and other professional fees of $26,286 for the year ended June 30, 2002. Due to the lack of cash flow, the company issued common stock for services rendered and outsourced some aspects of its business to consultants thereby reducing SG&A.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended June 30, 2002 was $19,702 compared to $10,829 for the year ended June 30, 2001, an increase of approximately 45%. The increase is due to equipment (largely computer) purchases that are more expensive than the original cost of the equipment being retired. As a result, depreciation expense increases.

(d)  Interest Expense.

     The Registrant incurred interest and bank charges of $8,425 in the fiscal year ended June 30, 2002, compared with such charges of $11,649 in the year ended June 30, 2001 representing an decrease of approximately 28%. The decrease is a result of having paid down some of the company's existing debt.

(e)  Net Loss.

     The Registrant recorded a net loss of $615,977 for the fiscal year ended June 30, 2002 as compared to a net loss of $1,345,864 for the fiscal year ended June 30, 2001. The decrease of approximately
54% is attributable to the Registrant's on-going efforts to improve its financial condition by decreasing its total operating costs and expenses.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the Registrant's control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Registrant is also subject to the following specific factors that may affect the Registrant's operating results:

     (a) Lack of Acceptance and Effectiveness of Internet Electronic Commerce May Affect Viability of Registrant.

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

(b)  Competition in Internet Commerce May Affect Registrant's Prospects.

     The Internet and e-commerce market is extremely competitive and can be significantly affected by many factors, including changes in local, regional or national economic conditions, changes in consumer preferences, brand name recognition and marketing, and the development of new and competing technologies. The Registrant's current or potential competitors include:

     - e-commerce solution providers that provide shopping cart based transaction products such as: Yahoo/Viaweb, Icat, and Pandesic.

     - web developers that incorporate e-commerce products in their solutions such as Mercantec, Hiway, and Simplenet.

     - on-line shopping malls and auction houses such as The Internet Mall, Branch Mall, iMall, the Yahoo Store, Amazon.com, eBay, and Zauction.

     - product search software and comparison shopping sites such as Excite's Jengo, Yahoo Junglee, MSN's Sidewalk.com, and
       Webmarket.com.

     In terms of the web hosting portion of its business, the Registrant anticipates competition from Internet service providers who offer a variety of connection features and speeds of access. Some use telephone lines, some use television cable systems, and others offers satellite focused services. There are numerous providers of these services and no one provider dominates the market. Many service providers are affiliated with telephone or cable television companies that provide capital resources and customer marketing opportunities unavailable to the Registrant.

     The Registrant believes the principal competitive factors in this market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, quality of editorial and other site content, reliability, and speed of fulfillment. Many of the Registrant's are likely to enjoy substantial competitive advantages, including:

     - larger customer bases;

     - greater brand recognition;

     - larger numbers of users;

     - more fully-developed e-commerce opportunities;

     - larger technical, production and editorial staffs; and

     - greater financial, marketing, and other resources available to them.

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

(c)  Unreliability Of Internet Infrastructure May Affect Registrant's
Business.

     If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant's website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

(d) Transactional Security Concerns May Affect Ability of Registrant to Attract Customers.

     A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on the Registrant's business.

(e)  Government Regulation.

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

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $258,010 as of June 30, 2002. In the absence of equity investment, the company has relied upon short-term borrowings and the use of S-8 common shares.
As of June 30, 2002, the Registrant had no significant sources of liquidity.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $200,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash. The notes to the consolidated financial statements contained in this Form 10-KSB include a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.
The Registrant believes it does not currently have adequate cash to fund anticipated cash needs.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Registrant to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Registrant.

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Financing Activities.

     During the fiscal year ended June 30, 2002, the Registrant issued a total of 12,000,000 shares of restricted common stock representing $60,000 in cash advances and $60,000 for the conversion of debt (valued at $0.01 per share). Subsequent to year end, the company issued an additional 15,600,000 shares of restricted common stock to convert $94,000 of expenses paid on the company's behalf by related parties. Due to cash limitations, the Registrant anticipates attempting to convert additional debt to equity and rely on its largest shareholders for capital infusions. There can be no assurance that such additional funding will be available when necessary.

Impact of Inflation

     The impact of inflation on the costs of the Registrant, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations over the past year and, the Registrant does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) allowance for doubtful accounts. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(c)  Revenue Recognition.

     Revenues from Internet website development, hosting, maintenance, linking, and access is recognized as the services are performed. Revenue from product sales is recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer. The Registrant recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

(d)  Allowance for Doubtful Accounts.

     The Registrant presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on detail review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Registrant's customer base. The Registrant reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There is no allowance for doubtful accounts provision included in these financial statements.

Registrant Delinquent in its Reporting Requirements.

     The Registrant is not current in its filing requirements under the Securities Exchange Act of 1934. The following reports, other than this Form 10-KSB, need to be filed in order to bring the company current in such requirements: (i) Form 10-KSB for the fiscal year ended June 30, 2003; and (ii) Form 10-QSB's for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, and September 30, 2003 (the Form 10-QSB for the quarter ended December 31, 2003 is due to be filed not later than February 14, 2004). There is a risk that the SEC may take enforcement action against the Registrant for not being current; this could take the form of a cease and desist order or a permanent injunction, and a fine. Also, the SEC could take administrative action against the company, which could result in the revocation of its registration under Section 12 of the Securities Exchange Act of 1934; in such event, the company would no longer be eligible for listing on the Over the Counter Bulletin Board (until and unless it would become so registered again).

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the year ended June 30, 2002, and for the year ended June 30, 2001 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 8, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Keyhan Hewitt Accountancy Corporation, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal years 1999 (which ended on July 31, 1999) and 2000 (which ended on June 30, 2000). This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (b) Effective on August 8, 2001, the firm of Clancy and Co., P.L.L.C. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

     Martin Bloomenstein, a former director, passed away in November 2001. Gary Fox, a former director, resigned in April 2002. Gary
Borglund was appointed to the board of directors on April 9, 2002.

(a)  John J. Anton , President/Chief Executive Officer/Director.

     Mr. Anton, age 75, is a 40-year veteran of the motion picture and television industry working for all three major television networks. For the last 22 years, Mr. Anton has been a member of the Directors Guild and of the International Alliance of Theatrical Stage Employees. During his career in the motion picture and television industry Mr. Anton produced special shows for the Ford Motor Company as well as shows with Tony Bennett, the Kingston Trio, and the Smothers Brothers. He also coordinated special events including major college bowl games and the Academy Awards. Further, Mr. Anton was instrumental in the opening of the Santa Monica Civic Center as a consultant. Mr. Anton retired from National Broadcasting Company, Inc. (NBC) in 1993 as Sports Operations Producer for the West Coast. Since that time, he has been active as an independent businessman and consultant. Mr. Anton has been with the Registrant since its inception in 1995 and became its president in 1996. Mr. Anton attended Saint Ambrose Academy, Iowa, the Don Martin School of Broadcasting in Hollywood and NBC Business and Technical Operations College in Burbank, California.

(b)  John Moore, Vice President of Information
Systems/Secretary/Director.

     Mr. Moore, age 33, has been Vice President of Information Systems for the Registrant since 1995 where he has designed, developed, and managed all of the Registrant's systems. In this capacity, Mr. Moore built one of the original Windows based Bulletin Board systems. This system serviced approximately 350 users from all over Southern
California, had roughly 80 advertisers, and was one of the first to show images and was therefore easily transformed into an Internet presence.

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

(c)  Gary Borglund, Director.

     Mr. Borglund, age 55, has over ten years of professional experience in new ventures as a principal and executive, as well as ten years as a consultant. Since 1998, Mr. Borglund has worked exclusively with early stage development, high tech and Internet companies. Mr. Borglund serves on several boards of directors for public and private companies and remains in these capacities with regard to the companies to date. Mr. Borglund was Vice President of Marketing for Greenhaven Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Since joining the Registrant, he has dealt with issues regarding funding and the restructuring of debt. Mr. Borglund has attended the University of Minnesota.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and any Forms 5 with respect to fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following required reports were not timely filed:
(a) a Form 5 for Mr. Borglund to report a Form 4 transaction: the acquisition of 600,000 shares of common stock from the Registrant on May 2, 2002 as director compensation; (b) a Form 5 for Mr. Anton to report Form 4 transactions: the acquisition of 1,950,000 shares of common stock from the Registrant as director compensation; (c) a Form 5 for Mr. Moore to report Form 4 transactions: the acquisition of 1,500,000 shares of common stock from the Registrant as director compensation; (d) a Form 5 for Mr. Tow to report Form 4 transactions: the acquisition of a total of 16,880,000 shares of common stock from the Registrant; and (e) a Form 3 for Mr. Tow to report his status as an affiliate of the Registrant. All these reports have either been filed, or are in the process of being prepared for filing shortly.
The Registrant is unaware that any other required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.



                                             Summary Compensation Table.

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#) (1)       ($)       ($)

John J. Anton  2002        -       -         -            $ 29,500         -             -         -
President/     2001     $48,000    -      $ 8,472         $101,250         -             -         -
CEO/Director   2000        -       -         -            $462,500         -             -         -



     None of the other officers and directors of the Registrant received compensation exceeding $100,000 for the periods shown. There are no annuity, stock option, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of November 4, 2003 (79,575,202 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, individually and as a group (unless otherwise noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them):

Title of Class  Name and Address                  Amount and Nature  Percent of
                of Beneficial Owner                    of Beneficial   Class
                                                          Owner (1)

Common Stock    Marc R. Tow, Esq.                   29,480,000 (2)     37.05%
                3900 Birch Street
                Suite 113
                Newport Beach, California 92660

Common Stock    John J. Anton                        7,120,000          8.95%
                P.O. Box 14127
                Palm Desert, California 92255

Common Stock    John Moore                           5,537,500          6.75%
                P.O. Box 14127
                Palm Desert, California 92255

Common Stock    Lanette B. Faulkner                  4,390,000 (3)      5.52%
                27127 Calle Arroyo
                Suite 1923
                San Juan Capistrano,
                California 92675

Common Stock    The David Andrew Trust               4,124,924 (4)      5.18%
                3900 Birch Street
                Suite 113
                Newport Beach, California 92660

Common Stock    Tri-Star Diversified                 4,000,000          5.03%
                Ventures, L.L.C.
                1601 East Flamingo Road
                Suite 18
                Las Vegas, Nevada 89119

Common Stock    Gary Borglund                          600,000          0.75%
                7550 24th Avenue South
                Suite 168
                Minneapolis, Minnesota 55450

Common Stock    Shares of all directors and         13,257,500         16.66%
                executive officers
                as a group (3 persons)

(1) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) Of the total, 15,600,000 shares are held in the name of Fordham Associates, 4,750,000 held in the name of Four Winds Associates, Inc., and 4,750,000 held in the name of Blue Water Management, Ltd., all controlled by Mr. Tow.

(3) Ms. Faulkner shares dispositive power over these shares with Brian F. Faulkner.

(4)  The David Andrew Trust is controlled by its trustee, Richard
Nuthmann. Mr. Tow has represented to the company that although he is the trustor of this trust, he is not a beneficiary and exercises no control over the operation of this trust.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     Fiscal Year Ended June 30, 2001: The Registrant issued (a) 1,000,000 free trading shares of common stock to John J. Anton, the president and a director of the company, and 1,000,000 free trading shares of common stock to John Moore, the vice president and a director of the company for past consulting services performed, valued at $100,000 each; (b) 100,000 restricted shares of common stock as compensation for annual directors services valued at $5,000; (c) 4,124,924 free trading shares of common stock to The David Andrew Trust, an entity related to a 10% or more beneficial owner of the Registrant's common stock outstanding, pursuant to a common stock purchase agreement dated September 11, 2000 for total consideration of $409,302; (d) 100,000 free trading shares of common stock to Gary Fox, a former officer of the Registrant, for financial-related services rendered, valued at $6,000; (e) 150,000 free trading shares of common stock to Mr. Fox as compensation for consulting services provided to the Registrant, valued at $18,000; and (f) 800,000 free trading shares of common stock to Brian Faulkner, the company's legal counsel, for services rendered under attorney-client contracts between himself and the company, valued at $64,000.

     Fiscal Year Ended June 30, 2002: The Registrant issued (a) 950,000 restricted shares of common stock and 1,000,000 free trading shares of common stock to Mr. Anton for consulting services rendered, valued at $29,500; (b) 500,000 restricted shares of common stock and 1,000,000 free trading shares of common stock to Mr. Moore for consulting services rendered, valued at $25,000; (c) 600,000 free trading shares of common stock to Gary Borglund, a director of the Registrant, for funding and debt restructuring services rendered valued at $12,000; (d) 200,000 restricted shares of common stock to Mr. Fox as compensation for financial-related services rendered valued at $2,000; (e) 16,880,000 shares of common stock to individuals/entities related to and/or controlled by Marc Tow, a 10% or more beneficial owner of the Registrant's common stock outstanding, as follows: (i) 12,000,000 restricted shares of common stock at $0.01 per share for repayment of $60,000 of loans outstanding and $60,000 for the conversion of debt (the 12,000,000 shares were issued to Stephanie Tow (2,500,000), Blue Water Management, Ltd. (4,750,000), and Four Wind Associates, Ltd. (4,750,000)), (ii) 4,380,000 free trading shares of common stock to Mr. Tow for legal services rendered valued at $83,800, and (iii) 500,000 restricted shares of common stock for business services rendered valued at $10,000; and (f) 3,600,000 free trading shares of common stock to Brian Faulkner, the company's legal counsel, for services rendered and to be rendered under attorney-client contracts between himself and the company, valued at a total of $72,000.

     All of the shares were issued at the fair market value of the common stock on the date of issuance.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Form 10-KSB.

Index to Financial Statements and Schedules                            Page

Independent Auditors' Report                                             31

Consolidated Balance Sheets as
of June 30, 2002                                                         32

Consolidated Statements of Operations for the
years ended June 30, 2002 and June 30, 2001                              33

Consolidated Statement of Changes in Stockholders'
Deficiency for the years ended June 30, 2002 and June 30, 2001           34

Consolidated Statements of Cash Flows for the
years ended June 30, 2002 and June 30, 2001                              35

Notes to Consolidated Financial Statements                               36

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WSN Group, Inc.


Dated: January 16, 2004                By: /s/ John J. Anton
                                       John J. Anton, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                        Title                         Date

/s/ John J. Anton          President/Chief Executive          January 16, 2004
John J. Anton              Officer/ Director

/s/ John Moore             Vice President, Information        January 16, 2004
John Moore                 Systems/ Director

/s/ Gary Borglund          Director                           January 16, 2004
Gary Borglund

                            INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of WSN Group, Inc.

We have audited the accompanying consolidated balance sheet of WSN Group, Inc. (a Nevada corporation) and Subsidiary (the "Company") as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the two preceding years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2002, and the results of its operations and its cash flows for the two preceding years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring net losses since inception and a significant accumulated deficit. The ability to meet its future financing requirements and the success of future operations cannot be determined at this time. These factors raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Clancy and Co., P.L.L.C.
Phoenix, Arizona
December 20, 2002 (except Note 13, which is dated May 5, 2003)


                     WSN GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET
                            JUNE 30, 2002

                                ASSETS

Current Assets
   Cash                                                         $       1,312
   Accounts receivable                                                  2,784
   Other receivables (Note 4)                                           4,025
Total Current Assets                                                    8,121

Property and Equipment, Net (Note 3)                                   24,089

Other Assets - Security Deposit                                         1,200

Total Assets                                                           33,410

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
   Accounts payable                                                   106,834
   Accrued interest payable (Note 5)                                   11,697
   Accrued income taxes (Note 6)                                        1,600
   Loans from shareholders (Note 5)                                   101,000
   Notes payable - related parties (Note 5)                            45,000
Total Current Liabilities                                             266,131

Commitments and Contingencies (Note 13)
Stockholders' Deficiency
   Common stock: $0.001 par value;
authorized shares, 500,000,000; issued
and outstanding:  60,425,202                                           60,425
   Additional paid-in capital                                       2,280,023
   Accumulated deficit                                             (2,573,169)
Total Stockholders' Deficiency                                       (232,721)

Total Liabilities and Stockholders' Deficiency                         33,410

The accompanying notes are an integral part of these financial statements


                         WSN GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                        2002          2001

Revenues
   Internet-related services                           $   88,290   $  120,416
   Mall sales                                               6,792            -
Total revenues                                             95,082      120,416

Cost of revenues - mall sales                               5,692            -

Gross margin                                               89,390      120,416

General and Administrative Expenses
Consulting fees (related party-Note 8  [2002:
$162,300 and 2001: [$229,000])                            355,600    1,087,719
   Operating expenses                                     218,796      159,021
   Payroll expenses                                        54,062      150,699
   Professional fees                                       26,286       31,025
   Rental expenses                                         20,684       26,167
Total General and Administrative Expenses                 675,428    1,454,631

Operating Loss                                           (586,038)  (1,334,215)

Other Expenses
   Realized losses on disposal of marketable
equity securities                                          21,514            -
   Interest expense                                         8,425       11,649
Total Other Expenses                                       29,939       11,649

Net Loss Before Income Taxes                             (615,977)  (1,345,864)

Provision For Income Taxes (Note 6)                             -            -

Net Loss                                                 (615,977)  (1,345,864)

Basic and Diluted Loss Per Share                            (0.01)       (0.05)

Weighted Average Number of Common Shares
Outstanding                                            43,533,010   28,161,126

The accompanying notes are an integral part of these financial statements


                         WSN GROUP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                  FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                            Common      Common       Additional      Accumu-     Other      Total
                            Stock       Stock         Paid-in        lated       Compre-    Stock-
                            Shares      Amount        Capital       Deficit      hensive    holders'
                                                                                  Loss       Equity
                                                                                           (Deficiency)
Balance, June 30, 2000     18,619,278   $  18,619    $   907,699    $(618,073)   $      -  $      308,245
Prior period adjustment    January 16
                           2004
(Note 10)                           -           -       (455,672)       6,745           -        (448,927)
Balance, June 30, 2000     18,619,278      18,619
as restated                                              452,027     (611,328)          -        (140,682)
Common stock issued for
Services                    9,963,000       9,963      1,029,437            -           -       1,039,400
Common stock issued for
Cash                        4,592,924       4,593        414,709            -           -         419,302
Unrealized losses on
M.E.S.                              -           -              -            -      (8,000)         (8,000)
Net loss, as restated               -           -              -   (1,345,864)          -      (1,345,864)
Balance, June 30, 2001
as restated                33,175,202      33,175      1,896,173   (1,957,192)     (8,000)        (35,844)
Common stock issued for
conversion of debt to
equity                     12,000,000      12,000        108,000            -           -         120,000
Common stock issued for
Services                   15,250,000      15,250        275,850            -           -         291,100
Other comprehensive loss            -           -              -            -       8,000           8,000
Net loss                            -           -              -     (615,977)          -        (615,977)
Balance, June 30, 2002     60,425,202   $   60,425    $2,280,023  $(2,573,169)  $       -     $  (232,721)



The accompanying notes are an integral part of these financial statements


                           WSN GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

                                                          2002        2001

Cash Flows Used for Operating Activities:
   Net loss                                          $   (615,977) $(1,345,864)
   Adjustments to reconcile net loss
to net cash used in operating activities:
   Depreciation                                            19,702       10,829
   Common stock issued for services                       291,100    1,039,400
   Other                                                        -      (40,000)
Realized loss on disposal of
marketable equity securities                               21,514            -
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable            7,942      (7,049)
      (Increase) decrease in other current assets           5,427       1,105
      (Increase) decrease in other receivables             (4,025)          -
      (Increase) decrease in security deposits                727           -
       Increase (decrease) in accounts payable
          and accrued expenses                            191,940      (3,835)
       Increase (decrease) in income taxes payable            800         800
       Increase (decrease) in accrued interest payable      4,500       4,500
   Total adjustments                                      539,627   1,005,750
Net cash used for operating activities                    (76,350)   (340,114)

Cash flows Used for Investing Activities:
   Purchase of Property and Equipment                      (2,348)     (8,284)
Net cash used for investing activities                     (2,348)     (8,284)

Cash flows Provided by Financing Activities:
Proceeds from the disposal of
marketable equity securities                               18,486           -
   Checks issued in excess of cash                         (5,476)      5,476
   Net proceeds from the sale of common stock                   -     333,302
   Loans from shareholders                                 67,000           -
Net cash provided by financing activities                  80,010     338,778

Increase (decrease) in cash and cash equivalents            1,312      (9,620)
Cash and cash equivalents, beginning of year                    -       9,620
Cash and cash equivalents, end of year                      1,312           -

Cash paid for:
   Interest                                                     -           -
   Income taxes                                               800         950

Supplemental noncash investing and financing activities:
   Common stock issued for services                       291,100   1,039,400
   Fixed assets acquired under accounts payable                 -      31,927
   Conversion of debt to equity                           120,000      86,000

The accompanying notes are an integral part of these financial statements


                       WSN GROUP, INC. AND SUBSIDIARY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING  POLICIES

Organization and Nature of Operations.

Organization - WSN Group, Inc. (the "Company") is a Nevada corporation with an authorized capital of 500,000,000 shares of $0.001 par value common stock. The Company was originally incorporated in the State of Delaware on August 14, 1987, under the name of U.S.A. Growth, Inc. ("USAG"). In September 1999, USAG completed a merger agreement with World Shopping Network, Inc. ("WSN"), merging such entities, which would operate as WSN, with USAG as the surviving corporation. Accordingly, the merger was reported as a reorganization of WSN, which was considered the acquirer for accounting purposes. The certificate of incorporation and the bylaws of USAG govern the operation of the Company. The merger was tax free under Internal Revenue Code 361. WSN was incorporated on October 2, 1996 in the state of Wyoming. Management accounted for the merger as a capital stock transaction (as opposed to a business combination, as that term is defined by generally accepted accounting principles) because the reorganization was a "reverse acquisition" involving a public shell entity. On June 11, 2001, the Company changed its name to WSN Group, Inc. and subsequently filed articles of merger to change its domicile from Delaware to Nevada.

Nature of Operations - The Company is comprised of two main divisions:
World Access & Media Network ("WAN"), which provides website development, hosting, maintenance, linking, and access, and WSNG Technology Group, which writes proprietary software for companies seeking to establish or enhance their Internet presence or internal Intranet. The WSNG Technology Group also maintains an online mall at www.wsnmall.com, which offers products and services and currently has arrangements with several leading golf manufacturers to sell their product lines. The Company is headquartered in Palm Desert, California.

Summary of Significant Accounting Policies.

Accounting Method - The Company uses the accrual method of accounting for financial statement and tax return purposes.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary SDR Information Services, Inc. (formerly known as World Shopping Network, Inc.), a California corporation. Intercompany transactions have been eliminated in the consolidation.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains cash balances at a financial institution that is insured by the Federal Deposit
Insurance Corporation up to $100,000.

Marketable Equity Securities - Marketable equity securities in these financial statements are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are recorded at fair value, with the change in fair value (unrealized gains or losses) during the period excluded from earnings and recorded net of tax as a component of other comprehensive income. Realized gains and losses are included in earnings in the period they arise.

Property and Equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to five years.

Revenue Recognition - Revenues from Internet website development, hosting, maintenance, linking, and access is recognized as the services are performed. Revenue from product sales is recognized when the product is shipped, net of an allowance for estimated returns, and the risks and rewards of ownership have transferred to the customer.
The Company recognizes shipping and handling fees as revenue, and the related expenses as a component of cost of sales. All internal handling charges are charged to selling, general and administrative expenses.

Allowance for Doubtful Accounts - The Company presents accounts receivable, net of allowances for doubtful accounts and returns. The allowances are calculated based on detail review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting the Company's customer base. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There is no allowance for doubtful accounts provision included in these financial statements.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for 2002 were $1,238 (2001: $4,246).

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Start-up Expenses - The Company expenses start-up costs and organization costs for financial statement purposes pursuant to American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents.
Basic earnings/loss per share is computed by dividing income/loss (numerator) by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Comprehensive Income - The Company includes items of other comprehensive income by their nature in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable and other receivables, accounts payable, loans from shareholders, and notes payable, the carrying amounts approximate fair value due to their short maturities.

Segment Information - The Company discloses information about its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The accounting policies of the operating segments are the same as those for the Company.

Impairment and Disposal of Long-Lived Assets - In October 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. This Statement supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30, and also amends Accounting Research Bulletin ("ARB") No. 51. The Company has adopted this statement as of January 1, 2002, and it requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this statement had no effect on the financial statements.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - The FASB has issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

April 2002 - SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

June 2002 - SFAS No. 146, "Accounting for Costs Associated with Exit
or Disposal Activities."   This Statement addresses financial
accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002.

October 2002 - SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

December 2002 - SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern, which is dependent upon the Company's ability to establish itself as a profitable business. However, the Company has sustained substantial operating losses in recent years resulting in an accumulated deficit and has used substantial amounts of working capital in its operations. Management is devoting substantially all of its present efforts in securing and establishing a new business and has generated minimal operating revenues. It is the Company's belief that it will continue to incur losses for at least the next 12 months, and as a result will require additional funds from debt or equity investments to meet such needs. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

To meet these objectives, the Company plans to seek additional debt or equity financing or a merger with an existing operating company.
There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. The Company obtains loans from shareholders as necessary to fund working capital requirements. Management believes that actions presently taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time. The continued existence of the Company is dependent upon its ability to meet future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

     Computer equipment                            $   118,941
     Office equipment                                    7,373
     Furniture and fixtures                              1,453
       Total                                           127,767

     Less accumulated depreciation                     103,678

     Net book value                                     24,089

Depreciation expense charged to operations for 2002 was $19,702 (2001:
$10,829).

NOTE 4 - OTHER RECEIVABLES AND MARKETABLE EQUITY SECURITIES

Other receivables of $4,025 represent amounts due from the disposal of the Company's marketable equity securities representing 800,000 shares of restricted common stock of World Am Communications, Inc. The Company transferred the shares to another entity for consulting services rendered in lieu of cash payment. The shares were originally obtained for consulting services rendered by the Company during the fiscal year ended June 30, 2001, valued at $0.05 per share, or $40,000.

At June 30, 2001, an unrealized loss of $8,000 was charged to accumulated other comprehensive loss representing the difference between the stated market value as determined by the most recently traded price at the balance sheet date, which was $0.04 per share.
This amount was reclassified out of comprehensive loss during the fiscal year ended June 30, 2002, upon the realization of the loss on disposal.

NOTE 5 - LOANS FROM SHAREHOLDERS AND NOTES PAYABLE

Loans from Shareholders.

Amounts represent cash advances and payments for expenses on behalf of the Company from certain shareholders to help fund working capital operations. The amounts are non-interest bearing and due on demand. (See Note 13)

Notes Payable - Related Party.

On November 2, 1999 and December 22, 1999, the Company borrowed $25,000 and $20,000, respectively, from Tri-Star Diversified Ventures, L.L.C., a greater than 10% shareholder of the Company at that time, to assist in day-to-day operations of the Company. The terms of the promissory notes for these loans call for 10% annual interest rate, with full principal and interest payable on December 2, 1999 and June 22, 2000, respectively. On September 26, 2000, the parties agreed in writing to extend the due dates for both these notes to November 1, 2000. Accrued interest at June 30, 2002 was $11,697. Both of these notes are in default. (See Note 12)

NOTE 6 - INCOME TAXES

There is no current or deferred tax expense for the fiscal years June 30, 2002 and 2001 due to the Company's loss position and the benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and has recorded a 100% valuation allowance against the deferred tax asset.

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

Deferred tax benefit at June 30, 2002 is approximately $830,000 (2001:
$600,000) with a full valuation allowance recorded against the benefit. At June 30, 2002, the valuation account increased by approximately $230,000 (2001: $390,000).

Accrued income taxes of $1,600 at June 30, 2002, represents a minimum corporation franchise tax. The Company has approximately $1,900,000 in net operating loss carryforwards, which are available to offset future taxable income, and if not utilized, expire through 2022. The Company has approximately $21,000 in capital loss carryforwards, which expire in 2007.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 7 - COMMON STOCK AND WARRANTS

Common Stock.

Common stock was issued as follows during the fiscal year ended June 30, 2002 and 2001:

June 30, 2002                                        Shares         Amount
SB-2 Offering for Services (B)                       600,000      $    13,600
S-8 Registration Statement-Services (C)           11,400,000      $   228,000
Restricted Stock-Cash and accrued expenses (D)    12,000,000      $   120,000
Restricted Stock-Services (D)                      3,250,000      $    49,500

June 30, 2001                                        Shares         Amount
SB-2 Offering for Cash (A)                         4,592,924      $   419,302
SB-2 Offering for Services (B)                     9,243,000      $   997,200
S-8 Registration Statement-Services (C)              620,000      $    37,200
Restricted Stock-Services (D)                        100,000      $     5,000

On July 6, 2000, the Company filed a Form SB-2 with the Securities and Exchange Commission under Rule 415 (shelf offering) to register an aggregate amount of 50,000,000 shares of common stock to be issued under the following: (1) 25,000,000 to institutional investors at an offering price of 80% of the average closing bid price on the five business days immediately preceding the date of a drawdown, under a common stock purchase agreement, for the purpose of providing working capital for the Company; and (2) 25,000,000 shares of common stock used to pay company consultants or for possible future company or assets acquisitions.

(A) Cash - During the year ended June 30, 2001, total shares issued under the offering for cash were 4,592,924 shares, as follows: (a) the Company entered into a common stock purchase agreement dated September 11, 2000 with the David Andrew Trust to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice (three put notices were received resulting in the sale of (i) 856,284 shares in October 2000 at $0.18 per share, for a total consideration of $154,131, (ii) 2,203,311 shares in December 2000 at $0.125 per share, for a total consideration of $220,331, and (iii) 1,083,329 shares in January 2001 at $0.03216, for a total consideration of $34,840); (b) the Company entered into a common stock purchase agreement dated November 15, 2000 with Alliance Equities to purchase common stock at 80% of the average of the closing bid prices for the five trading days immediately after the put notice (one put notice was received resulting in the sale of 250,000 shares in December 2000 at $0.10 per share, for at total consideration of $25,000; although the shares were issued, the funds were never actually collected; management has determined the funds are uncollectible, and thus charged the $25,000 against additional paid-in capital); and (c) the Company sold 200,000 shares at $0.05 per share for total consideration of $10,000.

(B) Services - For the years ended June 30, 2002 and 2001, total shares issued under the offering for consulting services to the Company were 600,000 and 9,243,000, respectively. The shares were valued at the fair market value of the common stock on the date of issuance. Total noncash consulting services rendered for the years ended June 30, 2002 and 2001 were $13,600 and $997,200, respectively.

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

(C) The Company filed an S-8 Registration Statement on July 11, 2000 to register the Company's Retainer Stock Plan For Non-Employee Directors and Consultants (the "PLAN"). Amendments to the PLAN were subsequently filed on May 25, 2001 (Amendment No. 1) and April 30, 2002 (Amendment No.2). The purpose of the PLAN is to compensate directors or consultants with shares of common stock instead of cash for consulting services rendered to the Company. During the years ended June 30, 2002 and 2001, total shares of 11,400,000 and 620,000, respectively, were issued pursuant to various consulting agreements. All of the shares issued were valued at the fair market value on the date of issuance for a total of $228,000 and $37,200, respectively.

(D) During the year ended June 30, 2002, the Company issued 3,250,000 shares of restricted common stock at prices ranging from $0.01 to $0.03 per share, based on the fair market value on the date of issuance, for consulting services rendered totaling $49,500. The Company also issued 12,000,000 shares of restricted common stock at $0.01 per share to satisfy $120,000 in debt outstanding. During the year ended June 30, 2001, the Company issued 100,000 shares of restricted common stock at $0.05 per share for annual directors services rendered. The shares were issued at the fair market value of the common stock on the date of issuance for a total of $5,000.

Warrants.

The Company also has 666,667 (pre-split 8,000,000) units outstanding as of June 30, 2002, each unit consisting of one share of restricted common stock and one Class A redeemable common stock purchase warrant. Each Class A warrant (666,667 outstanding) entitles the holder to purchase one share of common stock at $2.04 per share, one share of common stock, and one Class B common stock purchase warrant, exercisable through December 31, 2002. Each Class B warrant (666,667 outstanding) entitles the holder to purchase one share of common stock at $3.00 per share, exercisable through December 31, 2002. (See Note
13) The Company has the right to redeem the unexercised warrants on thirty days written notice for $0.001 per warrant.

NOTE 8 - RELATED PARTY TRANSACTIONS

Common Stock.

Fiscal Year Ended June 30, 2002: The Company issued (a) 950,000 restricted shares of common stock and 1,000,000 free trading shares of common stock to the president and a director of the Company for consulting services rendered, valued at $29,500; (b) 500,000 restricted shares of common stock and 1,000,000 free trading shares of common stock to the vice president and a director of the Company for information systems consulting services rendered, valued at $25,000;
(c) 600,000 free trading shares of common stock to a director of the Company for funding and debt restructuring services rendered, valued at $12,000; (d) 200,000 restricted shares of common stock to a former officer as compensation for financial-related services rendered valued at $2,000; (e) 16,880,000 shares of common stock to individuals and or entities related to or controlled by a 10% or more beneficial owner of the Company's common stock outstanding as follows: (i) 12,000,000 restricted shares of common stock at $0.01 per share for repayment of $120,000 of debt outstanding, (ii) 4,380,000 free trading shares of common stock for legal services rendered valued at $83,800, and (iii) 500,000 restricted shares of common stock for business services rendered valued at $10,000; and (f) 3,600,000 free trading shares of common stock to the company legal counsel, who is a 5% or greater shareholder, for legal services rendered and to be rendered to the Company, valued at $72,000. All of the shares were issued at the fair market value of the common stock on the date of issuance.

Fiscal Year Ended June 30, 2001: The Company issued (a) 1,000,000 free trading shares of common stock to the president and a director of the Company, and 1,000,000 free trading shares of common stock to the vice president and a director of the Company for past consulting services performed, valued at $100,000 each; (b) 100,000 restricted shares of common stock as compensation for annual directors services valued at $5,000; (c) 4,124,924 free trading shares of common stock to The David Andrew Trust, an entity related to a 10% or more beneficial owner of the Company's common stock outstanding, pursuant to a common stock purchase agreement dated September 11, 2000, for total consideration of $409,302 (see Note 7 for details); (d) 100,000 free trading shares of common stock to a former officer of the Company for financial-related services rendered, valued at $6,000; (e) 150,000 free trading shares of common stock to a former officer of the Company as compensation for consulting services provided to the Company, valued at $18,000; and (f) 800,000 free trading shares of common stock to the company legal counsel, who is a 5% or greater shareholder, for legal services rendered under attorney-client contracts between himself and the company, valued at $64,000.

Notes Payable and Loans from Shareholders.

See Note 5 above for details.

NOTE 9 - RESCINDED TRANSACTIONS

Asset Purchase Agreement with Tuoc Bui dba System Design and Repair.

In connection with the Asset Purchase Agreement dated June 22, 2001, with Tuoc Bui dba System Design and Repair ("SDR"), as well as the related Escrow Agreement, the Company agreed to pay 4,500,000 shares of restricted common stock, to be held in escrow, with 900,000 shares released every year for five years issuable upon the performance of the business. Accordingly, when the outcome of the contingency was determinable, the respective shares were to be issued at the fair market value of the common stock on the date of issuance and recorded as an additional cost of SDR, or goodwill. The operations of SDR were merged into the Company's subsidiary, World Shopping Network, Inc., a California corporation, and the name was changed to SDR Information Services, Inc. ("SDRIS") on September 7, 2001. The Company has never been able to obtain accurate records from Tuoc Bui dba System Design and Repair and as such has not included any of this Company's results of operations for the year ended June 30, 2002.

The Company decided not to proceed with this transaction because information came to its attention that SDR breached the contract. As a result, the Company incurred and paid approximately $140,000 in expenses as a result of this transaction, which are included in general and administrative expenses. This decision by the Company was based on the best interests of the Company and its shareholders.

Acquisition Agreement with Connect2Save, Inc.

On November 13, 2001, the Company entered into an agreement with Connect2Save, Inc., a Delaware Corporation, whereby the Company agreed to buy from this company all of the shares of Connect4Savings, Inc., a Delaware Corporation ("C4S"). C4S is principally engaged in the business of long distance telephone service and related technologies. Under the terms of this agreement, the Company agreed to pay to Connect2Save, Inc. 6,500,000 shares of restricted common stock of the Company in exchange for 100% of the issued and outstanding shares of C4S, subject to an escrow. On February 20, 2002, the parties agreed, by mutual consent, not to proceed with this transaction. This decision by the Company was based on the best interests of the Company and its shareholders.

Acquisition Agreement with Delphi Communications, Inc.

On November 8, 2000, the Company entered into a definitive agreement with Delphi Communications, Inc. whereby the Company would acquire certain of the assets of this company (which includes the license for the AM radio station KMET). This agreement replaced and superceded a binding letter of intent for this transaction, which was entered into by the parties on September 19, 2000. KMET carries live broadcasts of Los Angeles Dodgers baseball. In addition, KMET airs the popular, nationwide one-on-one sports-talk radio program. When not broadcasting sports content, KMET airs country western music.

Under the terms of this agreement, the Company agreed to pay to Delphi 7,415,254 restricted shares of common stock of the Company (valued on the date of the transaction at $1,750,000). This agreement was subject to approval by the Federal Communications Commission of the transfer of the license for this radio station owned by Delphi. In February 2001, the FCC approved the acquisition. On October 25, 2001, both parties agreed, by mutual consent, not to proceed with the transaction.

NOTE 10 - PRIOR PERIOD ADJUSTMENT

The accompanying financial statements have been restated to correct an error made in the fiscal year ended June 30, 2000. The effect of the restatement was to decrease additional paid-in capital by $455,672 and increase accumulated deficit by $6,745 for the fiscal year ended June 30, 2000, and to increase net loss by $29,612 for the fiscal year ended June 30, 2001. There was no effect on loss per share amounts or income taxes. The restatement reflects the removal of the net assets of Growth Net, Inc. ("GNI") and the removal of GNI's results of operations for the years ended June 30, 2000 and 2001.

Background.

Pursuant to a share exchange agreement dated as of August 16, 1999, among the Company, Tri-Star Diversified Ventures, L.L.C., John J. Anton, and Nick Markulis (WSN shareholders), the WSN shareholders exchanged all of their shares of common stock of WSN for an aggregate of 79,950,000 newly issued shares of common stock of the Company. The assets of the Company, which were comprised solely of cash and cash equivalents of approximately $456,000, as of June 30, 1999, were transferred to a newly formed entity, GNI, for the purpose of making a distribution of the stock of this subsidiary to the shareholders of the Corporation on the record date of June 30, 1999. GNI was formed on May 10, 1999, in anticipation of the reorganization of USAG. The share exchange agreement expressly stated that any current assets of USAG prior to the merger would be transferred to an affiliated entity for the benefit of the pre-merger shareholders of USAG and USAG (post-merger) would have no assets or liabilities and the WSN shareholders would have no interest in the affiliated entity. As such, the Company has no rights or liabilities with respect to the GNI net assets or results of operations.

NOTE 11 - SEGMENT INFORMATION

The Company's operations are classified into two principal reportable segments that provide different products or services: Internet
Service Provider ("ISP") division, which provides website development, hosting, maintenance, linking, and access, and mall sales, which offers for sale discounted golf clubs via its online mall.

During the fiscal year ended June 30, 2002, the Company began deriving revenue from the sale of golf clubs. Management did not allocate any corporate, selling, administrative or overhead expenses to this segment due to its minimal sales. All corporate, selling, administrative and overhead expenses are included in the Internet
Service Provider division.

Segment information for the year ended June 30, 2002 was as follows:

June 30, 2002:            ISP          Mall Sales          Total

Total revenues          $   88,290     $   6,792         $   95,082
Segment loss               580,346         5,692            586,038
Total assets                33,410             -             33,410
Capital expenditures         2,348             -              2,348
Depreciation                19,702             -             19,702

There was no segment information for the Company during the fiscal year ended June 30, 2001, as the Company did not have any reportable segments.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases.

The Company leases certain property under an operating lease that originally expired in March 2005, but was terminated early in March 2003. (See Note 13) The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002: 2003: $13,219. Rent expense charged to operations for 2002 was $20,684 (2001: $26,167). During the fiscal year ended June 30, 2002, the Company sublet some of its space on a monthly basis at the rate of $700 per month and charged against rental expense for 2002 is $2,800 in sublease income.

Lawsuit.

On July 25, 2001, the Company filed an action in the Orange County, California Superior Court seeking to cancel 4,500,000 common shares of WSN Group, Inc. and for breach of contract (WSN Group, Inc. v. Tri-Star Diversified Ventures, L.L.C., et al, Case No. 01CC09508). A cross complaint was filed by Tri-Star. On December 20, 2000, the Company attempted to settle the payment of these notes, less certain amounts paid by the Company, in the amount of $40,000 by the payment of shares of common stock. However, this offer was subsequently declined. On November 19, 2002, the Superior Court of California dismissed the case. (See Note 13) In connection therewith, the parties agreed, in principle, to a "Settlement and Release Agreement," (the "Agreement") whereby all parties agreed to the mutual release of any legal rights to the litigation and the Company agreed to issue 26 million shares of common stock to Tri-Star. (See Note 13) In addition, the 4,500,000 shares held by Tri-Star were not canceled and the related loans ($45,000) plus accrued interest ($11,697) were forgiven. As of June 30, 2002, the financial statements reflect the 4,500,000 shares outstanding and the full amount of the loans ($45,000) plus accrued interest ($11,697). (See Note 5)

Installment Loan.

On August 20, 2002, the Company obtained an installment loan for $25,000, bearing interest at 6.25% per annum, and payable in 60 monthly installments of $374.27. The purpose of the loan was to help pay for the Company's current obligations. The aggregate minimum payments due for the next five years are: (2003: $3,368, 2004:
$4,491, 2005: $4,491, 2006: $4,491 and 2007: $13,593).

NOTE 13 - SUBSEQUENT EVENTS

Merger Letters of Intent.

On December 11, 2002, the Company entered into a series of binding letters of intent with Cash Asset Management, Harrison Asset Management, and Money Asset Management to acquire a percentage of each entities assets. Each entity is privately owned and the Company assumes no liabilities whatsoever for any of the entities. The transaction was intended to close on or before January 2003. The Company also intended to complete a share-for-share exchange with United Recovery and First American Family Financial Services Corporation, which were intended to close on or before December 15, 2002. On May 5, 2003, the letters of intent were canceled.

Operating lease.

The Company terminated its operating lease in Santa Ana, California, in March 2003. No further commitments are due under the original lease. (See Note 12)

Warrants.

The Company did not extend the exercise period for the Class A and Class B warrants after December 31, 2002. (See Note 7)

Common stock.

On August 14, 2002, the board of directors approved the issuance of 15,600,000 shares of restricted common stock to satisfy $94,000 in related party accrued expenses outstanding at June 30, 2002. The shares were issued to an entity related to or controlled by a 10% or more beneficial owner of the Company's common stock. On January 29, 2003, the board of directors approved the issuance of 3,550,000 shares of unrestricted common stock for services rendered, 2,000,000 of which were issued to officers and directors of the Company. The issuances increase total shares outstanding as of May 5, 2003, to 79,575,202, but do not materially affect loss per shares amounts assuming the shares had been issued prior to year-end.

Contingency.

In connection with the settlement of the Tri-Star lawsuit (See Note
12), the Company has agreed, in principle, to issue 26 million shares of common stock to Tri-Star. The Agreement has not been formally executed and the shares have not been issued as of the date of issuance of these financial statements.

                                EXHIBIT INDEX

Number              Description

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

2.5     Stock Purchase Agreement between the Registrant and
        Connect2Save, Inc., dated November 13, 2001 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 19, 2001).

2.6     Letter of Intent between the Registrant and Cash Asset
        Management, Inc., dated December 11, 2002 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on December 19, 2002).

2.7     Letter of Intent between the Registrant and Money Asset
        Management, Inc., dated December 11, 2002 (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on December 19, 2002).

2.8     Letter of Intent between the Registrant and Harrison Asset
        Management, Inc., dated December 11, 2002 (incorporated by reference to Exhibit 99.4 of the Form 8-K filed on December 19, 2002).

2.9 Letter of Intent between the Registrant and United Recovery, Inc., dated December 11, 2002 (incorporated by reference to
        Exhibit 99.5 of the Form 8-K filed on December 19, 2002).

2.10 Letter of Intent between the Registrant and First American Family Financial Services Corporation, Inc., dated December 11, 2002 (incorporated by reference to Exhibit 99.6 of the Form 8-K filed on December 19, 2002).

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

4.12    Amended and Restated Retainer Stock Plan for Non-Employee
        Directors and Consultants (Amendment No. 2), dated March 15, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on April 30, 2002).

10.1    Promissory Note issued by the Registrant in favor of Tri
        Star Diversified Ventures, L.L.C., dated November 2, 1999
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB/A filed on November 28, 2001).

10.2    Promissory Note issued by the Registrant Tri Star
        Diversified Ventures, L.L.C., dated December 22, 1999
        (incorporated by reference to Exhibit 10.2 of the Form 10-KSB/A filed on November 28, 2001).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on December 10, 2001).

23      Consent of Independent Certified Public Accountants (see below).

31      Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).

99 Press release issued by the Registrant, dated December 18, 2002 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on December 19, 2002).